Form 10QSB
period 2003-01-31
DOWNSIDE UP INC
filed 2003-03-14
CIK 1176187

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934 for the Quarterly
                          Period Ended January 31, 2003
                                       ----------------


                        Commission file number:  000-49896
                                                 ---------


                                DOWNSIDE UP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



             Colorado                                       84-1493157
             --------                                       ----------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)


    10077 E. County Line Rd., Longmont, Colorado                80501
    --------------------------------------------             ----------
     (Address of principal executive offices)               (Zip Code)


                                  303-772-3316
                                  -------------
                           (Issuer's telephone number)


                7899 West Frost Drive, Littleton, Colorado   80128
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes X     No
                                                               ----      ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of January 31, 2003, 1,230,000 shares of common stock, no par value, were outstanding.

                                DOWNSIDE UP, INC.
                                      Index

                                                                           Page
                                                                           ----

PART I   FINANCIAL INFORMATION

         Item 1. Financial Statements

         Condensed balance sheet, January 31, 2003 (Unaudited) ...........   3

         Condensed statements of operations (Unaudited) - three
            and nine months ended January 31, 2003 and 2002, and
            for the period from April 9, 1998 (inception) through
            January 31, 2003 .............................................   4

         Condensed statements of cash flows (Unaudited) - nine
            months ended January 31, 2003 and 2002, and for the
            period from April 9, 1998 (inception) through
            January 31, 2003 .............................................   5

         Notes to condensed financial statements (Unaudited) .............   6

         Item 2. Plan of Operation .......................................   7

Part II  OTHER INFORMATION ...............................................   8

         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities
         Item 3   Defaults Upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K

         Signatures ......................................................   9

Part 1. Item 1. Financial Information
-------         ---------------------

                               DOWNSIDE UP, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                January 31, 2003
                                   (Unaudited)


                                     Assets
Current assets:
    Cash ..................................................     $     50
                                                                ========


                      Liabilities and Shareholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities ..............     $    275
    Due to related party (Note 2) .........................        1,596
                                                                --------
                  Total liabilities .......................        1,871
                                                                --------

Shareholders' deficit:
    Common stock ..........................................        2,800
    Additional paid-in capital ............................        5,672
    Deficit accumulated during development stage ..........      (10,293)
                                                                --------
                  Total shareholders' deficit .............       (1,821)
                                                                --------

                                                                $     50
                                                                ========



            See accompanying notes to condensed financial statements

                                DOWNSIDE UP, INC.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                                          April 9, 1998
                                                    Three Months Ended           Nine Months Ended         (inception)
                                                      January 31,                    January 31,             Through
                                               --------------------------    --------------------------    January 31,
                                                  2003           2002           2003           2002          2003
                                               -----------    -----------    -----------    -----------    -----------
Costs and expenses:
    Stock-based compensation (Note 2):
       Organization costs ..................   $      --      $      --      $      --      $      --      $       500
    Contributed rent (Note 2) ..............           300            300            900            900          5,800
    Other general and administrative costs .           509           --            2,097           --            4,109
                                               -----------    -----------    -----------    -----------    -----------

                                                       809            300          2,997            900         10,409
                                               -----------    -----------    -----------    -----------    -----------

Loss before income taxes and interest income          (809)          (300)        (2,997)          (900)       (10,409)

    Interest income ........................          --             --             --             --              116
                                               -----------    -----------    -----------    -----------    -----------

                   Loss before
                      income taxes .........          (809)          (300)        (2,997)          (900)       (10,293)

    Income tax provision (Note 3) ..........          --             --             --             --             --
                                               -----------    -----------    -----------    -----------    -----------

                   Net loss ................   $      (809)   $      (300)   $    (2,997)   $      (900)   $   (10,293)
                                               ===========    ===========    ===========    ===========    ===========

Basic and diluted loss per share ...........   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                               ===========    ===========    ===========    ===========

Weighted average common shares outstanding .     1,230,000      1,230,000      1,230,000      1,230,000
                                               ===========    ===========    ===========    ===========



            See accompanying notes to condensed financial statements

                                DOWNSIDE UP, INC.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                          April 9, 1998
                                                       Nine Months Ended   (inception)
                                                          January 31,        Through
                                                      -------------------  January 31,
                                                       2003        2002      2003
                                                      -------    --------   -------
Net cash used in operating activities .............   $(3,206)   $   --     $(5,379)
                                                      -------    --------   -------

Cash flows from financing activities:
    Advances from affiliate, net (Note 2) .........     3,256        --       3,256
    Proceeds from sale of common ..................      --          --       2,300
    Payments for offering costs ...................      --          --        (127)
                                                      -------    --------   -------
                     Net cash provided by
                         financing activities .....     3,256        --       5,429
                                                      -------    --------   -------

                     Net change in cash and
                         cash equivalents .........        50        --          50

Cash:
    Beginning of period ...........................      --          --        --
                                                      -------    --------   -------

    End of period .................................   $    50    $   --     $    50
                                                      =======    ========   =======

Supplemental  disclosure of cash flow  information:

    Cash paid during the period for:
       Income taxes ...............................   $    50    $   --     $    50
                                                      =======    ========   =======
       Interest ...................................   $    50    $   --     $    50
                                                      =======    ========   =======


            See accompanying notes to condensed financial statements

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

CMS provides office space at no charge to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company's Board of Directors has valued this service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $900, $900, and $5,800, respectively, for the nine months ended January 31, 2003 and 2002, and the period from April 9, 1998 (inception) through January 31, 2003.

CMS paid certain administrative costs on behalf of the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The costs, consisting of legal, accounting and filing fees, are necessary for the Company to maintain its reporting status in conformity with the provisions Securities and Exchange Act of 1934, as amended. At April 30, 2002 the CMS owed the Company $1,660 for the remaining balance of net proceeds from the Company's common stock offering and accrued interest. During the nine months ended January 31, 2003, CMS paid an additional $3,256 in legal, accounting, and general and administrative costs on behalf of the Company, which resulted in a payable to CMS at January 31, 2003 of $1,596 (see Note 4). This receivable is referred to as due from related party in the accompanying condensed financial statements.

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

                                DOWNSIDE UP, INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 4:  Subsequent Event

On February 21, 2003, the Company, CMS and Mr. James Wiegand executed a common stock purchase agreement (the "Agreement"). Mr. Wiegand purchased 750,000 shares of the Company's common stock, previously owned by CMS, and effectively took over control of the Company. On February 21, 2003, pursuant to the Agreement, CMS forgave the $1,596 owed by the Company. The debt forgiveness was considered a contribution to additional paid-in capital in February 2003.

Part I-- Item 2. Plan of Operation
------           -----------------

The Company's plan of operation is to seek out, investigate, and pursue a merger, acquisition, or other business combination with an entity desiring the perceived benefits offered by the Company as a result of its having a class of securities registered under the Exchange Act. There have been no revenues from operations since formation, and none are anticipated prior to completing a business combination. The Company has no full time employees, incurs nominal rent and administrative expenses of $100 per month, and has no other recurring operational expenses except professional fees incurred as necessary. The Company's president devotes approximately ten (10) hours per month, without compensation, to the affairs of the Company. The Company does not anticipate raising any additional funds in the next twelve (12) months, and has no present plans to acquire any assets or make any investments prior to completing a business combination.

To date, the Company has not identified a suitable target entity for any type of business combination, and management has no particular type of merger, acquisition, or business opportunity in mind. No restrictions have been placed on management's discretion to seek out and participate in an appropriate business opportunity. Due to limited financial resources it is anticipated that only a single potential business venture will be pursued.

Selection of an appropriate business opportunity is complex and risky due to the Company's limited financial resources, the speculative nature of operations, management's limited time commitment to the Company, management's potential conflicts of interest, the burdens of being a reporting company, lack of market research, and competition in the marketplace. The Company's success is dependent upon locating and consummating a business combination, and there are no assurances that this will occur.


Part II - Other Information
-------   -----------------

Items 1 through 5

        No response required.

Item 6:  Exhibits and Reports on Form 8-K
-----------------------------------------

        (a). Exhibits:
               1. 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO
               2. 99.2: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO

        (b) Reports on Form 8-K

               On March 7, 2003, we filed a Report on Form 8K to report a change in control of Registrant. Our report on Form 8K is hereby incorporated by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Downside Up, Inc.





Date:  March 12, 2003                 By:  /s/ James B. Wiegand
                                           -------------------------------------
                                           James B. Wiegand, President/Secretary