Form 10QSB
period 2003-10-31
DOWNSIDE UP INC
filed 2003-12-02
CIK 1176187

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934 for the Quarterly

                          Period Ended October 31, 2003

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

As of October 31, 2003, 1,230,000 shares of common stock, no par value, were outstanding.

                               DOWNSIDE UP, INC.
                                     Index




                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

         Item 1. Financial Statements

         Condensed balance sheet, October 31, 2003 (Unaudited)..............   3

         Condensed statements of operations (Unaudited) -
             three and six months ended October 31, 2003 and 2002,
             and for the period from April 9, 1998 (inception)
             through October 31, 2003.......................................   4

         Condensed statements of cash flows (Unaudited) -
             six months ended October 31, 2003 and 2002,
             and for the period from April 9, 1998 (inception)
             through October 31, 2003.......................................   5

         Notes to condensed financial statements (Unaudited)................   6

         Item 2. Plan of Operation..........................................   7

         Item 3. Controls and Procedures....................................   7

Part II  OTHER INFORMATION .................................................   8

         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities
         Item 3   Defaults Upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K

         Signatures.........................................................   8

                               DOWNSIDE UP, INC.
                         (A Development Stage Company)
                            Condensed Balance Sheet
                                October 31, 2003
                                  (Unaudited)




                                     Assets

Total assets.............................................................$      -
                                                                         ==========


                      Liabilities and Shareholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities.............................$    350
                                                                         ----------
                  Total current liabilities..............................     350
                                                                         ----------

Shareholders' deficit:
    Common stock.........................................................   2,672
    Additional paid-in capital...........................................  12,001
    Deficit accumulated during development stage......................... (15,023)
                                                                         ----------
                  Total shareholders' deficit............................    (350)
                                                                         ----------

                                                                         $      -
                                                                         ==========


            See accompanying notes to condensed financial statements


                               DOWNSIDE UP, INC.
                         (A Development Stage Company)
                       Condensed Statements of Operations
                                  (Unaudited)



                                                                                                                 April 9, 1998
                                                             Three Months Ended           Six Months Ended        (inception)
                                                                October 31,                  October 31,            Through
                                                        --------------------------  --------------------------    October 31,
                                                            2003           2002         2003            2002          2003
                                                        -------------  -----------  -----------   ------------  -------------
Costs and expenses
  Stock-based compensation (Note 2):
    Organization costs..................................$       --     $        --  $       --     $       --     $      500
  Contributed rent (Note 2).............................       300             300         600            600          6,700
  Other general and administrative costs................     1,100             653       1,400          1,588          7,939
                                                        -------------  -----------  -----------   ------------  -------------
                                                             1,400             953       2,000          2,188         15,139
                                                        -------------  -----------  -----------   ------------  -------------

Loss before income taxes and interest income............    (1,400)          (953)      (2,000)        (2,188)       (15,139)

Interest income.........................................        --             --           --             --            116
                                                        -------------  -----------  -----------   ------------  -------------

                 Loss before
                    income taxes........................    (1,400)          (953)      (2,000)        (2,188)       (15,023)

Income tax provision (Note 3)...........................        --             --           --             --             --
                                                        -------------  -----------  -----------   ------------  -------------

                 Net loss...............................$   (1,400)    $     (953)  $   (2,000)   $    (2,188)  $    (15,023)
                                                        =============  ===========  ===========   ============  =============

Basic and diluted loss per share........................$    (0.00)    $    (0.00)  $    (0.00)   $     (0.00)
                                                        =============  ===========  ===========   ============

Weighted average common shares outstanding.............. 1,230,000      1,230,000    1,230,000      1,230,000
                                                        =============  ===========  ===========   ============



            See accompanying notes to condensed financial statements


                               DOWNSIDE UP, INC.
                         (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                  (Unaudited)



                                                                                                 April 9, 1998
                                                                       Six Months Ended           (inception)
                                                                          October 31,               Through
                                                               -----------------------------       October 31,
                                                                     2003            2002            2003
                                                               --------------  -------------   -----------------
Net cash used in operating activities..........................$          --   $          --   $       (2,172)
                                                               --------------  -------------   -----------------
Cash flows from financing activities:
    Proceeds from sale of common,
      net of offering costs....................................           --              --            2,172
                                                               --------------  -------------   -----------------
                      Net cash provided by
                         financing activities..................           --              --            2,172
                                                               --------------  -------------   -----------------
                      Net change in cash.......................           --              --               --

Cash:
    Beginning of period........................................           --              --               --
                                                               --------------  -------------   -----------------
    End of period..............................................$          --   $          --   $           --
                                                               ==============  =============   =================

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
       Income taxes............................................$          --   $          --   $           --
                                                               ==============  =============   =================
       Interest................................................$          --   $          --   $           --
                                                               ==============  =============   =================



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


Note 2:  Related Party Transactions

Affiliates provided office space at no charge to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company's Board of Directors has valued this service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $600, $600, and $6,700, respectively, for the six months ended October 31, 2003 and 2002, and the period from April 9, 1998 (inception) through October 31, 2003.

During the six months ended October 31, 2003, the Company's president paid general and administrative costs on behalf of the Company totaling $2,700. The payments have been contributed to the Company and are included in the accompanying financial statements as "Additional paid-in Capital".


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

The Company has been operating on working capital contributed by the Company's president. There is no assurance that the Company's president will continue to provide working capital.

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

                                           Downside Up, Inc.



Date:  November 24, 2003                   By:  /s/ James B. Wiegand
                                           -------------------------------------
                                           James B. Wiegand, President/Secretary