Form 10QSB
period 2004-01-31
DOWNSIDE UP INC
filed 2004-03-15
CIK 1176187

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the

                Securities Exchange Act of 1934 for the Quarterly

                          Period Ended January 31, 2004

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

                                  970-635-0346

                                  -------------

                           (Issuer's telephone number)

              ----------------------------------------------------

          o    (Former name, former address and former fiscal year,

                         if changed since last report)

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

As of January 31, 2004, 1,230,000 shares of common stock, no par value, were outstanding.

                                                             1

AKID CORPORATION

TABLE OF CONTENTS

---------------------

                                                               Page

                                                             --------

PART I     FINANCIAL INFORMATION

     Item 1. Financial Statements

Condensed balance sheet, January 31, 2004 (Unaudited)..........  3

Condensed statements of operations (Unaudited) -

 Three and nine months ended January 31, 2004 and 2003,

 and for the period from April 9, 1998 (inception)

 through January 31, 2004......................................  4

Condensed statements of cash flows (Unaudited) - Nine

 months ended January 31, 2004 and 2003, and for the

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3   Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

     Signatures................................................. 8

                                                                             2

                                  Assets

Cash                                             $     2,938  Cash

                                                 ===========

Liabilities and Shareholders Deficit

Current liabilities:

   Accounts payable and accrued liabilities      $       350  AP

                                                 -----------

     Total current liabilities                           350

                                                 -----------

Shareholders deficit:

   Common stock                                        2,673  CS

   Additional paid-in capital                         22,815  APIC

   Deficit accumulated during the

    development stage                                (22,900)

                                                 -----------

     Total shareholders deficit                        2,588

                                                 $     2,938

                                                 ===========

                                                                             3




                                                                                        April 9,

                                                                                        1998

                                                                                       (inception)

                                      Three Months Ended        Nine Months Ended       Through

                                      January 31,                January 31,            January 31,

                                      2004         2003         2004          2003      2004

Costs and expenses:                   ------------------        ------------------      -----------

 Stock-based compensation (Note 2):

  Organization costs.............    $     -    $      -        $     -    $     -      $  500

 Contributed rent (Note 2)........       300         300            900        900       7,000 RentRP

 Other general and administrative        600           -          2,000          -       8,539 SGA

                                   ---------   ---------       ---------  ---------   ---------

                                         900         300          2,900        900      16,039

                                   ---------   ---------       ---------  ---------   ---------

Loss before income taxes and inter      (900)       (300)        (2,900)      (900)    (16,039)

 Interest income..................         -           -              -          -         116 Othinc

                                   ---------   ---------       ---------  ---------   ---------

       Loss before

        income taxes..............      (900)        300)        (2,900)       (900)   (15,923)

 Income tax provision (Note 3)....       -                            -           -          - Tax

                                   ---------   ---------       ---------  ---------   ---------

       Net loss .................$      (900) $     (300) $      (2,900) $     (900)  $(15,923)

                                   =========   =========       =========  =========   =========

Basic and diluted loss per share.$     (0.00) $    (0.00) $       (0.00) $    (0.00)

Weighted average common shares     =========   =========       =========  =========

 outstanding                       1,230,000   1,230,000       1,230,000  1,230,000

                                   =========   =========       =========  =========



                                                                             4



                                                                           April 9, 1998

                                                                          (inception)

                                            Nine Months Ended              Through

                                                January 31,                January 31,

                                             2004          2003            2004

                                            -------------------            -------------

Net cash used in operating activities       $     -    $      -            $    (2,172)

                                            -------    --------            -------------

Cash flows from financing activities:

 Proceeds from sale of common stock,

  net of offering costs.............              -           -                  2,172

       Net cash provided by

         financing activities.......              -           -                  2,172

                                            -------    --------            -------------

       Net change in cash...........              -           -                      -

Cash:

 Beginning of period................              -           -                      -

                                            -------    --------            -------------

 End of period......................        $     -    $      -            $         -

                                            =======    ========             ==========

Supplemental disclosure of cash flow information:

 Cash paid during the period for:

  Income taxes......................        $     -    $      -             $        -

                                            =======    ========             ==========

  Interest..........................        $     -    $      -             $        -

                                            =======    ========             ==========



                                                                             5

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

                                           Downside Up, Inc.

Date:  March 9, 2004                  By:  /s/ James B. Wiegand

                                           ----------------------------

                                               James B. Wiegand,

                                               President/Secretary