Form 10KSB
period 2004-04-30
DOWNSIDE UP INC
filed 2004-06-24
CIK 1176187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the fiscal year ended April 30, 2004
                                              --------------


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

The aggregate market value of the voting stock held by non-affiliates shares (215,000 of $.01 par value Common Stock) was $0 as of June 15, 2004. The stock price for computation purposes was $-0-, based on the fact that there is presently no Market for the Company's securities. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

The number of shares outstanding of the Registrant's Common Stock as of the latest practicable date, June 15, 2004 was 1,230,000 shares.

                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB

                                                                            Page
                                                                            ----

PART I ....................................................................    1

     Item 1. DESCRIPTION OF BUSINESS ......................................    1

     Item 2. DESCRIPTION OF PROPERTY ......................................    8

     Item 3. LEGAL PROCEEDINGS ............................................    8

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS .............................................    8

PART II ...................................................................    8

     Item 5. MARKET FOR COMMON EQUITY , RELATED STOCKHOLDER
             MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY
             SECURITIES....................................................    8

     Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ....    9

     Item 7. FINANCIAL STATEMENTS .........................................  F-1

     Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FIURE .........................................   10
                 Item 8A CONTROLS AND PROCEDURES
                 Item 8B OTHER INFORMATION

PART III ..................................................................   10

     Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ...........   10

     Item 10. EXECUTIVE COMPENSATION ......................................   10

     Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS ..................   10

     Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..............   11

     Item 13. EXHIBITS AND REPORTS ON FORM 8-K ............................   11

     Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................   11

SIGNATURES ................................................................   13

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

                                     PART II

Item 5. MARKET FOR COMMON EQUITY , RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Principal Market or Markets. The Company's stock has not traded and, at the present time, it has no trading symbol.

(b) Approximate Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock as of June 2004 was approximately 47.

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

                                Plan of Operation

See Part I, Item 1., "Description of Business-Plan of Operation."

                         Liquidity and Capital Resources

At April 30, 2004, the Company's fiscal year end, the Company had cash and cash equivalents of $0, reflecting no change from April 30, 2003. While the Company has no foreseeable capital commitments, it also has no present expectations of generating any cash flow from operations until such time as it may successfully complete the acquisition of the business, operations, or assets of an operating entity. At present time, Management has no plans to raise additional funds through borrowings or the issuance of debt or equity.

We believe that our current cash and equivalents will satisfy our expected working capital requirements through fiscal 2005.

Item 7. FINANCIAL STATEMENTS

The report of the independent auditors on the financial statements appears at Page F-2 and the financial statements and their accompanying footnotes appear at Pages F-3 through F-10 hereof. These financial statements and related financial information required to be filed hereunder are incorporated herein by reference.

                                DOWNSIDE UP, INC.
                          Index to Financial Statements
                                                                            Page
                                                                            ----

Report of Independent Auditors ...........................................   F-2

Balance Sheet at April 30, 2004 ..........................................   F-3

Statements of Operations for the years ended April 30, 2004 and 2003 .....   F-4

Statement of Changes in Shareholders' Deficit for the period from
     May 1, 2002 through April 30, 2004 ..................................   F-5

Statements of Cash Flows for the years ended April 30, 2004 and 2003 .....   F-6

Notes to Financial Statements ............................................   F-7

                         Report of Independent Auditors


The Board of Directors and shareholders
Downside Up, Inc.:


We have audited the accompanying balance sheet of Downside Up, Inc. as of April 30, 2004, and the related statements of operations, changes in shareholders' equity, and cash flows for the years ended April 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Downside Up, Inc. as of April 30, 2004, and the results of its operations and its cash flows for the years ended April 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and has a capital deficit at April 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Cordovano and Honeck, P.C.
------------------------------
Cordovano and Honeck, P.C.
Denver, Colorado
June 11, 2004

                                DOWNSIDE UP, INC.
                                  Balance Sheet
                                 April 30, 2004



                                     Assets

Total assets ....................................................   $     --
                                                                    ==========



                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities ....................   $    1,650
                                                                    ----------
                  Total current liabilities .....................        1,650
                                                                    ----------

Shareholders' deficit:
    Preferred stock , no par value;  5,000,000 shares authorized,
       -0- shares issued and outstanding ........................         --
    Common stock , no par value;  20,000,000 shares authorized,
       1,230,000 shares issued and outstanding ..................        2,672
    Additional paid-in capital ..................................       13,801
    Accumulated deficit .........................................      (18,123)
                                                                    ----------
                  Total shareholders' deficit ...................       (1,650)
                                                                    ----------

Total liabilities and shareholders' deficit .....................   $     --
                                                                    ==========

                 See accompanying notes to financial statements

                                DOWNSIDE UP, INC.
                            Statements of Operations


                                                     For the Years Ended
                                                          April 30,
                                                 --------------------------
                                                    2004           2003
                                                 -----------    -----------
Costs and expenses:
    Contributed rent (Note 2) ................   $     1,200    $     1,200
    Other general and administrative costs...          3,900          4,527
                                                 -----------    -----------

                      Total costs and expenses         5,100          5,727
                                                 -----------    -----------

                      Loss before income taxes        (5,100)        (5,727)

Income tax provision (Note 3) ................          --             --
                                                 -----------    -----------

                   Net loss ..................   $    (5,100)   $    (5,727)
                                                 ===========    ===========

Basic and diluted loss per common share ......   $     (0.00)   $     (0.00)
                                                 ===========    ===========

Weighted average common shares outstanding...      1,230,000      1,230,000
                                                 ===========    ===========


                 See accompanying notes to financial statements

                                DOWNSIDE UP, INC.
                  Statement of Changes in Shareholders' Deficit

                                             Preferred Stock           Common Stock         Additional
                                        -----------------------   -----------------------    paid-in     Accumulated
                                          Shares       Amount       Shares       Amount       Capital     Deficit         Total
                                        ----------   ----------   ----------   ----------   ----------   ----------    ----------
Balance at May 1, 2002 ..............         --     $     --      1,230,000   $    2,672   $    4,900   $   (7,296)   $      276

February 2003, forgiveness of debt by
    majority shareholder (Note 2) ...         --           --           --           --          1,596         --           1,596
Expense paid on behalf of the Company
    by an officer (Note 2) ..........         --           --           --           --          1,005         --           1,005
Contributed rent (Note 2) ...........         --           --           --           --          1,200         --           1,200
Net loss ............................         --           --           --           --           --         (5,727)       (5,727)
                                        ----------   ----------   ----------   ----------   ----------   ----------    ----------

Balance at April 30, 2003 ...........         --           --      1,230,000        2,672        8,701      (13,023)       (1,650)

Expense paid on behalf of the Company
    by an officer (Note 2) ..........         --           --           --           --          3,900         --           3,900
Contributed rent (Note 2) ...........         --           --           --           --          1,200         --           1,200
Net loss ............................         --           --           --           --           --         (5,100)       (5,100)
                                        ----------   ----------   ----------   ----------   ----------   ----------    ----------

Balance at April 30, 2004 ...........         --     $     --      1,230,000   $    2,672   $   13,801   $  (18,123)   $   (1,650)
                                        ==========   ==========   ==========   ==========   ==========   ==========    ==========


                 See accompanying notes to financial statements

                                DOWNSIDE UP, INC.
                            Statements of Cash Flows
                                                                   For the Years Ended
                                                                       April 30,
                                                              ----------------------------
                                                                  2004           2003
                                                              ------------    ------------
Cash flows from operating activities:
    Net loss ..............................................   $     (5,100)   $     (5,727)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
          Office space contributed by an affiliate (Note 2)          1,200           1,200
          Expenses paid on behalf of the Company by
             an officer (Note 2) ..........................          3,900           1,005
          Forgiveness of debt by a related party (Note 2) .           --             1,596
          Changes in operating assets and liabilities:
                Due from affiliate (Note 2) ...............           --             1,776
                Accrued liabilities .......................           --               150
                                                              ------------    ------------
Net cash used in operating activities .....................           --              --
                                                              ------------    ------------

                     Net change in cash ...................           --              --

Cash:
    Beginning of period ...................................           --              --
                                                              ------------    ------------

    End of period .........................................   $       --      $       --
                                                              ============    ============

Supplemental  disclosure of cash flow  information:
    Cash paid during the period for:

       Income taxes .......................................   $       --      $       --
                                                              ============    ============
       Interest ...........................................   $       --      $       --
                                                              ============    ============

                 See accompanying notes to financial statements

                               DOWNSIDE UP, INC.
                         Notes to Financial Statements

(1)      Summary of Significant Accounting Policies

Organization and Basis of Presentation

Downside Up, Inc. (the "Company") was incorporated under the laws of Colorado on April 9, 1998 to engage in any lawful corporate undertaking. The Company has no revenue producing operations to date. The Company is classified as a "blank check" company. The Company's business plan is to evaluate, structure and complete a merger with or acquisition of, a privately owned corporation.

Management changed the manner in which it presents the Company's operating results and cash flows during the year ended April 30, 2004. Management no longer considers the Company in the development stage as defined by the FASB Statement of Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." As a result, cumulative operating results and cash flow information is no longer presented in the financial statements. This change does not affect the Company's operating results or financial position. Accordingly, no pro forma financial information is necessary.

On February 21, 2003, the Company, Corporate Management Services ("CMS") and Mr. James Wiegand executed a common stock purchase agreement. Mr. Wiegand purchased 750,000 shares of the Company's common stock, previously owned by CMS, and effectively took over control of the Company.

On February 21, 2003, pursuant to the Agreement, CMS forgave the $1,596 owed by the Company (see Note 2). The debt forgiveness was accounted for as a contribution to capital as the parties are related.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred losses since inception and has a capital deficit at April 30, 2004. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to complete a merger or acquisition with an operating entity and ultimately to attain profitability. The Company intends to evaluate, structure and complete a merger with, or acquisition of, a privately owned operating entity. There is no assurance that the Company will ever be successful in completing a merger or acquisition.

Cash and Cash Equivalents

For financial accounting purposes and the statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at April 30, 2004.

Fair Value of Financial Instruments

The Company has determined, based on available market information and appropriate valuation methodologies, the fair values of its financial instruments approximate carrying values. The carrying amounts of current liabilities approximate fair value.

                               DOWNSIDE UP, INC.
                         Notes to Financial Statements


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

At April 30, 2004, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Fiscal Year

The Company operates on a fiscal year ending April 30.

(2) Related Party Transactions

During the years ended April 30, 2004 and 2003, the Company's sole officer paid professional and filing fees on behalf of the Company totaling $3,900 and $1,005, respectively. These transactions are included as expenses and contributed capital in the accompanying financial statements.

At April 30, 2002, CMS was indebted to the Company in the amount of $1,776. During the year ended April 30, 2003, CMS paid expenses on behalf of the Company totaling $3,372. As a result, the Company owed CMS $1,596. However, as part of the common stock purchase agreement signed on February 21, 2003 (see Note 1), the $1,596 liability was forgiven by CMS. The debt forgiveness was accounted for as a contribution to capital as the parties are related.

Affiliates provided free office space to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company's Board of Directors valued this service at approximately $100 per month, based on prevailing local market conditions. The accompanying financial statements include a charge to "Contributed rent" and a credit to "Additional paid-in capital" of $1,200 and $1,200, respectively, for the years ended April 30, 2004 and 2003.

(3) Income Taxes

Following are reconciliations of U.S. statutory federal income tax rate to the effective rate:

                               DOWNSIDE UP, INC.
                         Notes to Financial Statements


                                                         YEAR ENDED APRIL 30,
                                                       -------------------------
                                                         2004            2003
                                                       ---------       ---------
U.S.  statutory federal rate.......................      15.00%         15.00%
State income tax rate, net of federal benefit......       3.94%          3.94%
Contributed rent...................................      -4.46%         -3.97%
Net operating loss (NOL) for which no tax
    benefit is currently available.................     -14.48%        -14.97%
                                                       ---------       ---------

                                                          0.00%          0.00%
                                                       =========       =========

At April 30, 2004, deferred taxes consisted of a net tax asset of $2,051 due to operating loss carryforwards of $10,823, which were fully allowed for, in the valuation allowance of $2,051. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended April 30, 2004 and 2003 were $738 and $857, respectively. Net operating loss carryforwards will expire through 2024.

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

 Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.

Item 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Accounting Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon such evaluation, the officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to our Company (including our consolidated subsidiary) required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in internal controls over Financial Reporting. During the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. OTHER INFORMATION

     None.

                                   PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     (a)  Directors and Executive Officers.
                The Company has one director and officer as follows:

        Name                  Age     Position Since
        ----                  ---     --------------
        James B. Wiegand      57      Director and President since February 2003

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 30, 2004, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                           Amount and Nature
Name and Address                           of Beneficial          Percentage
of Beneficial Owner                        Ownership              of Class
------------------                         ------------           -----------

Corporate Management Services, Inc. (1)        250,000                 20.3%
1823 S Quincy Street
Tulsa, OK 74120

Barbara Davidson (2)                         255,000                20.7%
1327 Lark Court
Boulder, CO  80303

James B. Wiegand                             750,000                60.9%
16200 WCR 18E
Loveland, CO 80537

All Executive Officers
and Directors as a
Group (1 Person)                             750,000                60.9%

-------------------------
(1) Corporate Management Services, Inc. ("CMS") is controlled by the estate of George Andrews and Barbara Davidson each of whom own 50% of the outstanding stock.

(2)  Includes the shares of CMS.
-------------------------

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended April 30, 2004 and 2003, the Company's sole officer paid professional and filing fees on behalf of the Company totaling $3,900 and $1,005, respectively.

At April 30, 2002, CMS was indebted to the Company in the amount of $1,776. During the year ended April 30, 2003, CMS paid expenses on behalf of the Company totaling $3,372. As a result, the Company owed CMS $1,596. However, as part of the common stock purchase agreement signed on February 21, 2003, the $1,596 liability was forgiven by CMS. The debt forgiveness was accounted for as a contribution to capital as the parties are related.

Affiliates provided free office space to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company's Board of Directors valued this service at approximately $100 per month, based on prevailing local market conditions.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     EX-31 Certification of CEO and CFO Pursuant to 18 U.S.C, Section 7241, as adopted and Section 302 of the Sarbanes-Oxley Act of 2002.

     EX-32 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     Reports on Form 8-K filed during the quarter ended April 30, 2004 - NA


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and audit-Related Fees

During the year ended April 30, 2004, the Company's principal accountant billed $2,700 in fees that were directly associated with the preparation of annual audit reports and quarterly review reports.

During the year ended April 30, 2003, the Company's principal accountant billed $2,525 in fees that were directly associated with the preparation of annual audit reports and quarterly review reports.

Tax Fees

The Company's principal accountant did not bill any tax fees during the years ended April 30, 2004 and 2003.

All Other Fees

The Company's principal accountant did not bill any other fees during the years ended April 30, 2004 and 2003.

The officers and directors of Downside Up have determined that the services provided by our Company's principal accountant, as referred to in the above paragraphs, are compatible with maintaining the principal accountant's independence.

Audit Committee's Pre-Approval Policies and Procedures

Due to the fact that Downside Up has only one active officer and director, the Company does not have an audit committee at this time.

Percentage of Hours Expended

All hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributable to work performed by persons that are the principal accountant's full-time, permanent employees.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





(Registrant):  Downside Up, Inc.




By:  /s/ James B. Wiegand                    Date:  June 23, 2004
     -----------------------
     James B. Wiegand
     President