Form 10QSB
period 2004-07-31
DOWNSIDE UP INC
filed 2004-09-02
CIK 1176187

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
                                      20549
                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934 for the Quarterly
                           Period Ended: July 31, 2004
                                         -------------



                        Commission file number:  000-49896
                                                 ---------


                                DOWNSIDE UP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



             Colorado                                       84-1493157
    ------------------------------                       -------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)


         16200 WCR 18E, Loveland, Colorado                     80537
    --------------------------------------------             ----------
      (Address of principal executive offices)               (Zip Code)


                                  970-635-0346
                           ---------------------------
                           (Issuer's telephone number)



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

As of August 31, 2004, 1,230,000 shares of common stock, no par value, were outstanding.

                                DOWNSIDE UP, INC.
                                      Index
                                                                            Page
                                                                            ----

PART I  FINANCIAL INFORMATION

        Item 1. Financial Statements

        Condensed balance sheet, July 31, 2004 (Unaudited) ................   3

        Condensed statements of operations (Unaudited) - three months ended
           July 31, 2004 and 2003 .........................................   4

        Condensed statements of cash flows (Unaudited) - three months ended
           July 31, 2004 and 2003 .........................................   5

        Notes to condensed financial statements (Unaudited) ...............   6

        Item 2. Plan of Operation .........................................   7

        Item 3. Controls and Procedures ...................................   7

Part II OTHER INFORMATION .................................................   8

        Item 1. Legal Proceedings .........................................   7
        Item 2. Changes in Securities .....................................   7
        Item 3. Defaults Upon Senior Securities ...........................   7
        Item 4. Submission of Matters to a Vote of Security Holders .......   7
        Item 5. Other Information .........................................   7
        Item 6. Exhibits and Reports on Form 8-K ..........................   7

        Signatures ........................................................   8

                                DOWNSIDE UP, INC.
                             Condensed Balance Sheet
                                  July 31, 2004
                                   (Unaudited)

                                     Assets

Total assets ..............................................   $   --
                                                              ========


                      Liabilities and Shareholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities ..............   $    350
                                                              --------
                  Total current liabilities ...............        350
                                                              --------

Shareholders' deficit:
    Common stock ..........................................      2,672
    Additional paid-in capital ............................     16,246
    Deficit accumulated during development stage ..........    (19,268)
                                                              --------
                  Total shareholders' deficit .............       (350)
                                                              --------

Total liabilities and shareholders' deficit ...............   $   --
                                                              ========

            See accompanying notes to condensed financial statements

                                DOWNSIDE UP, INC.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended
                                                       July 31,
                                              --------------------------
                                                 2004           2003
                                              -----------    -----------
Costs and expenses:
    Contributed rent (Note 2) .............   $       300    $       300
    Other general and administrative costs            845            300
                                              -----------    -----------
                   Total costs and expenses         1,145            600
                                              -----------    -----------

                   Loss before income taxes        (1,145)          (600)

Income tax provision (Note 3) .............          --             --
                                              -----------    -----------

                   Net loss ...............   $    (1,145)   $      (600)
                                              ===========    ===========

Basic and diluted loss per share ..........   $     (0.00)   $     (0.00)
                                              ===========    ===========

Weighted average common shares outstanding      1,230,000      1,230,000
                                              ===========    ===========


            See accompanying notes to condensed financial statements

                                DOWNSIDE UP, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                                       Three Months Ended
                                                            July 31,
                                                      ---------------------
                                                        2004        2003
                                                      --------   ----------

Net cash used in operating activities .............   $   --     $     --
                                                      --------   ----------


                     Net change in cash ...........       --           --

Cash:
    Beginning of period ...........................       --           --
                                                      --------   ----------

    End of period .................................   $   --     $     --
                                                      ========   ==========

Supplemental  disclosure of cash flow  information:
     Cash paid during the period for:
       Income taxes ...............................   $   --     $     --
                                                      ========   ==========
       Interest ...................................   $   --     $     --
                                                      ========   ==========


            See accompanying notes to condensed financial statements

                                DOWNSIDE UP, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 1:  Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended April 30, 2003 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company has no revenue producing operations and is classified as a "blank check" company. The Company's business plan is to evaluate, structure and complete a merger with or acquisition of, a privately owned corporation.

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

Note 2:  Related Party Transactions

Amery Coast Corporation, an affiliate under common control, has contributed office space to the Company for all periods presented in the accompanying financial statements. The Company's Board of Directors has valued this service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $300 and $300, respectively, for the three months ended July 31, 2004 and 2003.

During the three months ended July 31, 2004, the Company's president paid general and administrative costs on behalf of the Company totaling $2,145. The payments have been contributed to the Company and are included in the accompanying financial statements as "Additional paid-in Capital".

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

The Company's success is dependent upon consummating a business combination and there are no assurances that this will occur.

Part I - Item 3. Controls and Procedures
------           -----------------------

The Principal Executive Officer has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer completed the evaluation.


Part II - Other Information
-------   -----------------

Items 1 through 5

     No response required.


Item 6: Exhibits and Reports on Form 8-K

     (a). Exhibits:

          1. 31: Certification - Principal Executive Officer and Principal Financial Officer

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

                                         Downside Up, Inc.





Date:  August 31, 2004                   By:   /s/ James B. Wiegand
                                               -------------------------------
                                               James B. Wiegand,
                                               Principal Executive Officer and
                                               Principal Financial Officer