Form 10QSB
period 2004-10-31
DOWNSIDE UP INC
filed 2004-12-10
CIK 1176187

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
                                      20549
                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934 for the Quarterly
                         Period Ended: October 31, 2004


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                               ----      ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of December 3, 2004, 1,230,000 shares of common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                   ----      ----

                                DOWNSIDE UP, INC.
                                      Index
                                                                            Page
                                                                            ----
PART I  FINANCIAL INFORMATION

        Item 1. Financial Statements

        Condensed balance sheet, October 31, 2004 (Unaudited) .............   3

        Condensed statements of operations (Unaudited) -
            three and six months ended October 31, 2004
            and 2003 ......................................................   4

        Condensed statements of cash flows (Unaudited) -
            six months ended October 31, 2004 and 2003 ....................   5

        Notes to condensed financial statements (Unaudited) ...............   6

        Item 2. Plan of Operation .........................................   7

        Item 3. Controls and Procedures ...................................   7

Part II OTHER INFORMATION .................................................   8

        Item 1. Legal Proceedings
        Item 2. Unregistered Sales of Equity Securities and use of Proceeds
        Item 3. Defaults Upon Senior Securities
        Item 4. Submission of Matters to a Vote of Security Holders
        Item 5. Other Information
        Item 6. Exhibits

        Signatures ........................................................   8

                                DOWNSIDE UP, INC.
                             Condensed Balance Sheet
                                October 31, 2004
                                   (Unaudited)


                                     Assets

Total assets ..............................................   $   --
                                                              ========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities ..............   $    350
                                                              --------
                  Total current liabilities ...............        350
                                                              --------

Shareholders' deficit:
    Common stock ..........................................      2,672
    Additional paid-in capital ............................     17,121
    Deficit accumulated during development stage ..........    (20,143)
                                                              --------
                  Total shareholders' deficit .............       (350)
                                                              --------

Total liabilities and shareholders' deficit ...............   $   --
                                                              ========

            See accompanying notes to condensed financial statements

                                DOWNSIDE UP, INC.
                       Condensed Statements of Operations
                                   (Unaudited)


                                                         Three Months Ended             Six Months Ended
                                                             October 31,                  October 31,
                                                     --------------------------   ---------------------------
                                                        2004           2003           2004            2003
                                                     -----------    -----------    -----------    -----------
Costs and expenses:
    Contributed rent (Note 2) ....................   $       300    $       300    $       600    $       600
    Other general and administrative costs .......           575          1,100          1,420          1,400
                                                     -----------    -----------    -----------    -----------

                                                             875          1,400          2,020          2,000
                                                     -----------    -----------    -----------    -----------

Loss before income taxes and interest income .....          (875)        (1,400)        (2,020)        (2,000)

    Interest income ..............................          --             --             --             --
                                                     -----------    -----------    -----------    -----------

                   Loss before
                      income taxes ...............          (875)        (1,400)        (2,020)        (2,000)

    Income tax provision (Note 3) ................          --             --             --             --
                                                     -----------    -----------    -----------    -----------

                   Net loss ......................   $      (875)   $    (1,400)   $    (2,020)   $    (2,000)
                                                     ===========    ===========    ===========    ===========

Basic and diluted loss per share .................   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                                     ===========    ===========    ===========    ===========

Weighted average common shares outstanding .......     1,230,000      1,230,000      1,230,000      1,230,000
                                                     ===========    ===========    ===========    ===========




           See accompanying notes to condensed financial statements

                                DOWNSIDE UP, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                     Six Months Ended
                                                        October 31,
                                                    --------------------
                                                     2004        2003
                                                    -------    ---------

Net cash used in operating activities ...........   $(2,720)   $    --
                                                    -------    ---------

Cash flows from financing activities:
    Proceeds from capital contributions
       received from officer (Note 2) ...........     2,720         --
                                                    -------    ---------
                      Net cash provided by
                         financing activities ...     2,720         --
                                                    -------    ---------

                      Net change in cash ........      --           --

Cash:
    Beginning of period .........................      --           --
                                                    -------    ---------

    End of period ...............................   $  --      $    --
                                                    =======    =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Income taxes .............................   $  --      $    --
                                                    =======    =========
       Interest .................................   $  --      $    --
                                                    =======    =========

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

Note 2:  Related Party Transactions

Amery Coast Corporation, an affiliate under common control, has contributed office space to the Company for all periods presented in the accompanying financial statements. The Company's Board of Directors has valued this service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $600 and $600, respectively, for the six months ended October 31, 2004 and 2003.

During the six months ended October 31, 2004, the Company's president paid general and administrative costs on behalf of the Company totaling $2,720. The payments have been contributed to the Company and are included in the accompanying financial statements as "Additional paid-in Capital".

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

                                           Downside Up, Inc.





Date:  December 6, 2004                    By:  /s/ James B. Wiegand
                                           -------------------------------------
                                           James B. Wiegand,
                                           Principal Executive Officer and
                                           Principal Financial Officer