Form 10QSB
period 2005-01-31
DOWNSIDE UP INC
filed 2005-03-09
CIK 1176187

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934 for the Quarterly
                         Period Ended: January 31, 2005
                                       -----------------


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

As of March 4, 2005, 1,230,000 shares of common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                   ----      ----

                                DOWNSIDE UP, INC.
                                   Index
                                                                            Page
                                                                            ----
PART I  FINANCIAL INFORMATION

        Item 1. Financial Statements

        Condensed balance sheet, January 31, 2005 (Unaudited) .............   3

        Condensed statements of operations (Unaudited) - three and
            nine months ended January 31, 2005 and 2004 ...................   4

        Condensed statements of cash flows (Unaudited) - nine
            months ended January 31, 2005 and 2004 ........................   5

        Notes to condensed financial statements (Unaudited) ...............   6

        Item 2. Plan of Operation .........................................   7

        Item 3. Controls and Procedures ...................................   7

Part II OTHER INFORMATION .................................................   8

        Item 1. Legal Proceedings
        Item 2. Unregistered Sales of Equity Securities and use of
                Proceeds
        Item 3  Defaults Upon Senior Securities
        Item 4. Submission of Matters to a Vote of Security Holders
        Item 5. Other Information
        Item 6. Exhibits

        Signatures ........................................................   8

                                DOWNSIDE UP, INC.
                             Condensed Balance Sheet
                                January 31, 2005
                                   (Unaudited)

                                     Assets

Total assets .......................................................   $   --
                                                                       ========


                      Liabilities and Shareholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities .......................   $    350
                                                                       --------
                  Total current liabilities ........................        350
                                                                       --------

Shareholders' deficit:
    Common stock ...................................................      2,672
    Additional paid-in capital .....................................     18,021
    Deficit accumulated during development stage ...................    (21,043)
                                                                       --------
                                                                       --------
                  Total shareholders' deficit ......................       (350)
                                                                       --------

Total liabilities and shareholders' deficit ........................   $   --
                                                                       ========
            See accompanying notes to condensed financial statements

                                DOWNSIDE UP, INC.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended           Nine Months Ended
                                                        January 31,                 January 31,
                                               -------------------------     --------------------------
                                                  2005          2004            2005           2004
                                               -----------    -----------    -----------    -----------
Costs and expenses:
    Contributed rent (Note 2) ..............   $       300    $       300    $       900    $       900
    Other general and administrative costs .           600            600          2,020          2,000
                                               -----------    -----------    -----------    -----------

                                                       900            900          2,920          2,900
                                               -----------    -----------    -----------    -----------

Loss before income taxes and interest income          (900)          (900)        (2,920)        (2,900)

    Interest income  .......................          --             --             --             --
                                               -----------    -----------    -----------    -----------

                   Loss before
                      income taxes .........          (900)          (900)        (2,920)        (2,900)

    Income tax provision (Note 3) ..........          --             --             --             --
                                               -----------    -----------    -----------    -----------

                   Net loss ................   $      (900)   $      (900)   $    (2,920)   $    (2,900)
                                               ===========    ===========    ===========    ===========

Basic and diluted loss per share ...........   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                               ===========    ===========    ===========    ===========

Weighted average common shares outstanding .     1,230,000      1,230,000      1,230,000      1,230,000
                                               ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements

                                DOWNSIDE UP, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                                                       Nine Months Ended
                                                                          January 31,
                                                                       ------------------
                                                                        2005       2004
                                                                       -------    -------
Net cash used in operating activities ..............................   $(3,320)   $  --
                                                                       -------    -------

Cash flows from financing activities:
    Proceeds from capital contributions ............................      --         --
       received from officer (Note 2) ..............................     3,320       --
                                                                       -------    -------
                      Net cash provided by
                         financing activities ......................     3,320       --
                                                                       -------    -------

                      Net change in cash ...........................      --         --

Cash:
    Beginning of period ............................................      --         --
                                                                       -------    -------

    End of period ..................................................   $  --      $  --
                                                                       =======    =======

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Income taxes ................................................   $  --      $  --
                                                                       =======    =======
       Interest ....................................................   $  --      $  --
                                                                       =======    =======


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

Note 2:  Related Party Transactions

Amery Coast Corporation, an affiliate under common control, has contributed office space to the Company for all periods presented in the accompanying financial statements. The Company's Board of Directors has valued this service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $900 and $900, respectively, for the nine months ended January 31, 2005 and 2004.

During the nine months ended January 31, 2005, the Company's president paid general and administrative costs on behalf of the Company totaling $3,320. The payments have been contributed to the Company and are included in the accompanying financial statements as "Additional paid-in Capital".

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


Part II - Other Information
-------   -----------------

Items 1 through 5

        No response required.

Item 6:  Exhibits

     1. Exhibit 31:
          Certification - Principal Executive Officer and Principal Financial Officer

     2. Exhibit 32:
          Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Principal Financial Officer


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Downside Up, Inc.





Date:  March 7, 2005                       By:  /s/ James B. Wiegand
                                           -------------------------------------
                                           James B. Wiegand,
                                           Principal Executive Officer and
                                           Principal Financial Officer