Form 10KSB
period 2005-04-30
DOWNSIDE UP INC
filed 2006-07-27
CIK 1176187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                   FORM 10-KSB

 [X] Annual Report Under Section 13 or 15 of The Securities Exchange Act of 1934
                    For the fiscal year ended April 30, 2005
                                 --------------
                [ ] Transition Report Under Section 13 or 15 of
                      The Securities Exchange Act of 1934

                        Commission File number: 000-49896

                                Downside Up, Inc.
        (Exact name of small business issuer as specified in its charter)

                                    Colorado
         (State or other jurisdiction of Incorporation or organization)

                                   84-1493159
                        (IRS Employee Identification No.)

                                750 Broad Street
                          Shrewsbury, New Jersey 07702
                                 (732) 598-2543
                    (Address of principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ X ] No [ ]

State issuer's revenues for its most recent fiscal year: None.

The aggregate market value of the voting stock held by non-affiliates shares (230,000 of $.001 par value Common Stock) was $0 as of June 30, 2006. The stock price for computation purposes was $-0-, based on the fact that there is presently no Market for the Company's securities. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

Common Stock, $0.001 par value                1,230,000
      (Class)                       (Outstanding as of June 30, 2006)

                                Downside Up, Inc.
                                   Form 10K-SB

                                      Index

                                                                        Page No:

PART I .......................................................................3
ITEM 1.     DESCRIPTION OF BUSINESS...........................................3
ITEM 2.     DESCRIPTION OF PROPERTY..........................................12
ITEM 3.     LEGAL PROCEEDINGS................................................12
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDEDRS.........................................................12

PART II .....................................................................12
ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS..............................................12
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION........................................................12
ITEM 7.     FINANCIAL STATEMENTS.............................................13
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL
            DISCLOSURE.......................................................14
ITEM 8A.    CONTROLS AND PROCEDURES .........................................14
ITEM 8B.    OTHER INFORMATION................................................14

PART III ....................................................................14
ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
            THE EXCHANGE ACT.................................................14
ITEM 10     EXECUTIVE COMPENSATION...........................................16
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERNS
            AND MANGAEMENT...................................................16
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................17
ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.................................17
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES ..........................17

Signatures
Certifications

                                     Part I

Item 1. Description of Business.


FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

OVERVIEW

(a) History of the Company

Downside Up, Inc. (the "Company" or the "Registrant"), is a Colorado corporation. Our principal business address is 750 Broad Street, Shrewsbury, New Jersey 07702. Our phone number is 973-598-2543.

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

WE HAVE NO AGREEMENT FOR ANY BUSINESS COMBINATION OR OTHER TRANSACTION. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a business entity, other than a Letter of Intent as set forth herein. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved to consider a business combination with it. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

OUR MANAGEMENT HAS ONLY A LIMITED TIME COMMITMENT TO THE COMPANY. Our CEO has several business interests and will devote a limited amount of his time to the Company's business. While seeking a business combination, our CEO anticipates devoting up to ten hours per month to the business of the Company. The Company's CEO has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our CEO. Notwithstanding the combined limited experience and time commitment of our CEO, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations.

OUR OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTEREST WITH THE BUSINESS OF OUR COMPANY. The Company's officers and directors participate in other business ventures which may result in conflicts of interest and non- arms length transactions arising in the future. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

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

THERE WILL BE A CHANGE IN MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require our Management to sell or transfer all or a portion of the Company's common stock held by them, and to resign as directors and officers of the Company. The resulting change in control of the Company will likely result in removal of the present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

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

WE MAY NOT BE ABLE TO ENGAGE IN A TAX FREE ACQUISITION. We intend to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity. However, there can be no assurance that such a business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on the parties to the transaction and therefore the transaction itself.

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

We have no full time employees. The Company's CEO and other officers have agreed to allocate a portion of their time to the activities of the Company as consultants. The CEO anticipates that the business plan of the Company can be implemented by his devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of the Company's CEO who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management will meet personally with management and key personnel of the target business entity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Exchange Act requires that any merger or acquisition candidate comply with all certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained at or within a reasonable period of time after closing of the proposed transaction.

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

MANNER OF ACQUISITION
In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. We also may acquire stock or assets of an existing business. On the consummation of a transaction it is probable that the present Management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's CEO and director, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our shareholders.

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

Subsequent Events

On May 4, 2006, the Company entered into a Letter of Intent, dated May 1, 2006, with Protection Sciences, Inc. ("Protection"). Pursuant to the Letter of Intent, at the time of the execution of a Definitive Stock Purchase Agreement and the conclusion of the transaction between the parties, Protection (and any assignees as set forth by them) shall be the owners of a total of 91.8% of the total issued and outstanding shares of Downside. The current shareholders shall own 8.2% of the issued and outstanding shares.

Although there can be no assurance that the transaction will actually close it is expected to close during the current fiscal quarter.



Item 2. Description of Property

We sublet a total 3100 square feet from Mortgage Loan Solutions. The rent is a nominal amount, and is sufficient for the purposes of the Company at this time.


Item 3. Legal Proceedings.

No legal proceedings to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature, pending or threatened, or judgments entered against the Company.


Item 4. Submission of Matters To A Vote Of Security Holders

      None


                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Principal Market or Markets. The Company's stock has not traded and, at the present time, it has no trading symbol.

(b) Approximate Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock as of June 2004 was approximately 50.

(c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the periods reported herein nor does the Company anticipate paying dividends in the foreseeable future.

(d) Recent Sales of Unregistered Securities. NOT APPLICABLE


Item 6. Management's Discussion and Analysis or Plan of Operations

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

Plan of Operation
See Part I, Item 1, "Description of Business-Plan of Operation."

Liquidity and Capital Resources

At April 30, 2006, the Company's fiscal year end, the Company had cash and cash equivalents of $0, reflecting no change from April 30, 2005. While the Company has no foreseeable capital commitments, it also has no present expectations of generating any cash flow from operations until such time as it may successfully complete the acquisition of the business, operations, or assets of an operating entity. At present time, Management has no plans to raise additional funds through borrowings or the issuance of debt or equity.

We believe that our current cash and equivalents will satisfy our expected working capital requirements through fiscal 2007.



Item 7. Financial Statements

                               DOWNSIDE UP, INC.
                         Index to Financial Statements

                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm....................F-2

Balance Sheet at April 30, 2005............................................F-3

Statements of Operations for the years ended April 30, 2005 and 2004.......F-4

Statement of Changes in Shareholders' Deficit for the period from
    May 1, 2003 through April 30, 2005.....................................F-5

Statements of Cash Flows for the years ended April 30, 2005 and 2004.......F-6

Notes to Financial Statements..............................................F-7

             Report of Independent Registered Public Accounting Firm


The Board of Directors and shareholders
Downside Up, Inc.:


We have audited the accompanying balance sheet of Downside Up, Inc. as of April 30, 2005, and the related statements of operations, changes in shareholders' equity, and cash flows for the years ended April 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Downside Up, Inc. as of April 30, 2005, and the results of its operations and its cash flows for the years ended April 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and has a capital deficit at April 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Cordovano and Honeck LLP
Denver, Colorado
September 29, 2005

                               DOWNSIDE UP, INC.
                                 Balance Sheet
                                 April 30, 2005


                                     Assets

Total assets                                                           $     --
                                                                        ========

                      Liabilities and Shareholders' Deficit
Current liabilities:
    Accrued liabilities                                                $  2,500
                                                                        --------
                  Total current liabilities                               2,500
                                                                        --------

Shareholders' deficit:
    Preferred stock , no par value;  5,000,000 shares authorized,
       -0- shares issued and outstanding                                     --
    Common stock , no par value;  20,000,000 shares authorized,
       1,230,000 shares issued and outstanding                            2,672
    Additional paid-in capital                                           18,871
    Accumulated deficit                                                 (24,043)
                                                                        --------
                  Total shareholders' deficit                            (2,500)
                                                                        --------

Total liabilities and shareholders' deficit                            $     --
                                                                        ========


                 See accompanying notes to financial statements

                               DOWNSIDE UP, INC.
                            Statements of Operations

                                                         For the Years Ended
                                                               April 30,
                                                      --------------------------
                                                          2005          2004
                                                      -----------   -----------
Costs and expenses:
    Contributed rent (Note 2)                         $     1,200   $     1,200
    Other general and administrative costs                  4,720         3,900
                                                      -----------   -----------

                    Total costs and expenses                5,920         5,100
                                                      -----------   -----------

                    Loss before income taxes               (5,920)       (5,100)

Income tax provision (Note 3)                                --            --
                                                      -----------   -----------

                    Net loss                          $    (5,920)  $    (5,100)
                                                      ===========   ===========

Basic and diluted loss per common share               $     (0.00)  $     (0.00)
                                                      ===========   ===========

Weighted average common shares outstanding              1,230,000     1,230,000
                                                      ===========   ===========


                 See accompanying notes to financial statements

                               DOWNSIDE UP, INC.
                  Statement of Changes in Shareholder's Deficit


                                        Preferred Stock      Common Stock      Additional
                                       ----------------  --------------------    paid-in    Accumulated
                                        Shares   Amount    Shares     Amount     capital      Deficit       Total
                                       -------  -------  ---------  ---------  -----------  -----------   ---------
Balance at May 1, 2003                    --    $  --    1,230,000  $   2,672  $     8,701  $   (13,023)  $  (1,650)

Expense paid on behalf of the Company
    by an officer (Note 2)                --       --         --         --          3,900         --         3,900
Contributed rent (Note 2)                 --       --         --         --          1,200         --         1,200
Net loss                                  --       --         --         --           --         (5,100)     (5,100)
                                       -------  -------  ---------  ---------  -----------  -----------   ---------

Balance at April 30, 2004                 --       --    1,230,000      2,672       13,801      (18,123)     (1,650)

Expense paid on behalf of the Company
    by an officer (Note 2)                --       --         --         --          3,870         --         3,870
Contributed rent (Note 2)                 --       --         --         --          1,200         --         1,200
Net loss                                  --       --         --         --           --         (5,920)     (5,920)
                                       -------  -------  ---------  ---------  -----------  -----------   ---------

Balance at April 30, 2005                 --    $  --    1,230,000  $   2,672  $    18,871  $   (24,043)  $  (2,500)
                                       =======  =======  =========  =========  ===========  ===========   =========


                 See accompanying notes to financial statements

                                DOWNSIDE UP, INC.
                            Statements of Cash Flows

                                                             For the Years Ended
                                                                   April 30,
                                                              -----------------
                                                               2005       2004
                                                              -------   -------
Cash flows from operating activities:
    Net loss                                                  $(5,920)  $(5,100)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
          Office space contributed by an affiliate (Note 2)     1,200     1,200
          Expenses paid on behalf of the Company by
             an officer (Note 2)                                3,870     3,900
          Changes in operating assets and liabilities:
                Accrued liabilities                               850      --
                                                              -------   -------
Net cash used in operating activities                            --        --
                                                              -------   -------

                      Net change in cash                         --        --

Cash:
    Beginning of period                                          --        --
                                                              -------   -------

    End of period                                             $  --     $  --
                                                              =======   =======

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Income taxes                                           $  --     $  --
                                                              =======   =======
       Interest                                               $  --     $  --
                                                              =======   =======
                 See accompanying notes to financial statements

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

On June 2, 2005, two of the Company's major shareholders completed a Stock Purchase Agreement with Atlantic Capital E & F, LLC ("Atlantic"), resulting in a change of control of the Company (see Note 5).

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred losses since inception and has a capital deficit at April 30, 2005. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

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

Cash and Cash Equivalents

For financial accounting purposes and the statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at April 30, 2005.

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

At April 30, 2005, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Expenses Paid by Officer

Expenses that are paid on behalf of the Company by its officer are recorded by the Company as an expense with a corresponding credit to "Additional paid-in capital".

(2) Related Party Transactions

During the years ended April 30, 2005 and 2004, the Company's sole officer paid professional and filing fees on behalf of the Company totaling $3,870 and $3,900, respectively. These transactions are included as expenses and contributed capital in the accompanying financial statements.

An affiliate provided free office space to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company's Board of Directors valued this service at approximately $100 per month, based on prevailing local market conditions. The accompanying financial statements include a charge to "Contributed rent" and a credit to "Additional paid-in capital" of $1,200 and $1,200, respectively, for the years ended April 30, 2005 and 2004.

(3) Income Taxes

Following are reconciliations of U.S. statutory federal income tax rate to the effective rate:

                                DOWNSIDE UP, INC.
                          Notes to Financial Statements


                                                                Years Ended
                                                                  April 30,
                                                            --------------------
                                                               2005       2004
                                                            ---------  ---------
U S  statutory federal rate                                    15.00%     15.00%
State income tax rate, net of federal benefit                   3.94%      3.94%
Contributed rent                                               -3.84%     -4.46%
Net operating loss (NOL) for which no tax
    benefit is currently available                             -15.1%    -14.48%
                                                            ---------  ---------
                                                               15.00%     15.00%
                                                            =========  =========


At April 30, 2005, deferred taxes consisted of a net tax asset of $2,945 due to operating loss carryforwards of $15,543, which were fully allowed for, in the valuation allowance of $2,945. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended April 30, 2005 and 2004 were $894 and $738, respectively. Net operating loss carryforwards will expire through 2025.

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

(5) Subsequent Events

Stock Purchase Agreement

On June 2, 2005, two of the Company's major shareholders completed a Stock Purchase Agreement with Atlantic Capital E & F, LLC ("Atlantic"), whereby Atlantic purchased 750,000 shares of the Company's issued and outstanding common stock for $80,000. The 750,000 shares constituted approximately 61% of the Company's issued and outstanding common stock, which resulted in a change of control.

Changes in officers/directors

On June 17, 2005, following the closing of the Stock Purchase Agreement, Mr. James B. Wiegand, who had been serving as the Company's sole director and officer, resigned from his positions as director and officer. Michael Cavaleri was subsequently appointed the Company's sole director and executive officer.

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company did not have any disagreements on accounting and financial disclosures with its past or present accounting firm during the reporting period.


Item 8A. Controls and Procedures
Within the ninety-day period preceding the filing of this report, our management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (the "Disclosure Controls") as of the end of the period covered by this Form 10-KSB and (ii) any changes in internal controls over financial reporting that occurred during the last quarter of our fiscal year. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer /Chief Financial Officer ("CEO/CFO"), who joined the registrant in June 2005.

Limitations on the Effectiveness of Controls
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.


Item 8B Other Information

      Not Applicable


                                    Part III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following individuals have been appointed by to our Board of Directors, effective June 21, 2005, to serve until the next annual meeting of the shareholders of the registrant or until their successors are elected and qualified or appointed:

     Name                   Age    Position
     --------------------------------------
     Michael J. Cavaleri     50    Director, CEO/CFO
     Angelo Luca             48    Director, Vice President, Corporate Secretary

Michael J. Cavaleri was appointed Director, Chief Executive Officer and Chief Financial Officer by the controlling shareholder until the next annual meeting of the shareholders of the Company, or until his successor is elected or appointed and qualified. Mr. Cavaleri has since 1990 been the Chief Financial Officer of Commercial Data Processing, Inc., of Fairfield, NJ, where he has directed the financial affairs, including the coordination of the fiscal policies and budgets, been involved with the reporting and analysis of financial results as well as improving profitability, contract and lease negotiations, and coordination of outside legal, accounting and tax functions. improved reliability of financial management through the introduction and implementation of a department specific financial reporting system, automated the daily accounting system facilitating timely and accurate billing and accounts receivable management, directed the effort to implement EDI for client billing, developed a gross profit analysis program to ensure optimum profitability by customer, negotiated leases for office space and multi-year customer contracts worth in excess of $10 million with Fortune 100 companies, being involved in the acquisition of a subsidiary including the negotiation of financing, negotiate outsourcing arrangements with both domestic and international organizations, negotiate banking arrangements and lines of credit and provide guidance in raising capital through debt and equity opportunities, represented and negotiated over 20 financial contracts with various suppliers obtaining the best value on behalf of the company and its customer base, proactively manage the company's cash flow and capital expenditures, review all potential bid proposals for financial accuracy allowing the company to maintain a stable financial environment and coordinate and communicate all financial requests and results with the Senior Leadership Team, Board of Directors and external stakeholders to ensure all are aware of any and all potential and actual financial impacts.

Angelo Luca was appointed Director, and Vice-President and Corporate Secretary by the controlling shareholder until the next annual meeting of the shareholders of the Company, or until his successor is elected or appointed and qualified. From 2000 until 2004 Mr. Luca was Director of Production for Early Warning, Inc. of New York City, where he held the title of Director of Production where he as involved with and worked closely with CEO and President on all managing aspects of 100 million dollar company, developed, approved and purchased fabrics, trims and hardware for domestic and overseas production, directed staff to meet deadlines and insure on-time deliveries, followed-up through execution of production schedules utilizing bi-lingual ability, re-organized structure of production department to enhance effectiveness of information flow, generated and finalized production schedules and account status reports, organized information needed to manage resources, arranged and process proper documentation for various clients, maintained daily communication with vendors and suppliers and resolved issues in all areas of production.

On June 30, 2005, which transaction was completed on or about July 1, 2005, control of the Registrant was assumed by Atlantic Capital E & F, LLC, of 750 Broad Street, Shrewsbury, New Jersey 07702, with the purchase from James B. Wiegand and Max Gould, equally, of a total of 750,000 shares of common stock of the Registrant.

The Control Person(s) of Atlantic E & F Capital, LLC are: Elliot Bauer and Francesca Anello.

The transaction involved the payment of a total of $80,000 for the 750,000 amount of shares, previously owned by James B. Wiegand and Max Gould. The source of the funds used in this transaction was the funds of the purchaser.


Item 10. Executive Compensation

Our Officers and Directors do not receive compensation at this time.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 30, 2005, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                                Amount and Nature
Name and Address                                  of Beneficial      Percentage
of Beneficial Owner                                 Ownership         of Class
--------------------------------------------------------------------------------
Corporate Management Services, Inc. (1)                 250,000            20.3%
1823 S Quincy Street
Tulsa, OK 74120

Atlantic Capital E & F LLC                              287,000            23.3%
750 Broad Street
Shrewsbury, New Jersey 07702

Innovative Marketing Concepts                           176,000            14.3%

Roadwings Financial Services, LLC                       287,000            23.3%

Michael J. Cavaleri                                         -0-             -0-
c/o the Company

Angelo Luca                                                 -0-             -0-
c/o the Company

All Executive Officers
and Directors as a Group (2 Persons)                        -0-             -0-

Item 12. Certain Relationships and Related Transactions


      Not Applicable


Item 13. Exhibits

      3.1   Articles of Incorporation of the Registrant, as amended*
      3.2   By-laws of the Registrant, as amended*
      31.1 Section 302 Certification of Chief Executive Officer and Chief Accounting/Financial Officer (1)
      31.2  Section 302 Certification of Vice-President (1)
      32.1 Section 906 Certification of Chief Executive Officer and Chief Accounting/Financial Officer (1)
      32.2  Section 906 Certification of Vice-President (1)
      ------------
* Previously filed as an exhibit to the Company's Form 10-SB filed on June 28, 2002
(1)   Filed herewith


Item 14. Principal Accountant Fees And Services

Audit and audit-Related Fees

During the year ended April 30, 2004, the Company's principal accountant billed $2,700 in fees that were directly associated with the preparation of annual audit reports and quarterly review reports.

During the year ended April 30, 2005, the Company's principal accountant billed $3,550 in fees that were directly associated with the preparation of annual audit reports and quarterly review reports.

Tax Fees

The Company's principal accountant did not bill any tax fees during the years ended April 30, 2005 and 2004.

All Other Fees

The Company's principal accountant did not bill any other fees during the years ended April 30, 2005 and 2004.

The officers and directors of Downside Up have determined that the services provided by our Company's principal accountant, as referred to in the above paragraphs, are compatible with maintaining the principal accountant's independence.

Audit Committee's Pre-Approval Policies and Procedures

Due to the fact that Downside Up had only two active officers and directors at the present time, the Company does not have an audit committee at this time.

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

Date: July 10, 2006                 Downside Up, Inc.


                                    _______/s/______________
                                    Michael J. Cavaleri, Chief Executive Officer
                                    and Chief Financial Officer

                                    _______/s/______________
                                    Angelo Luca, Vice President and Corporate
                                    Secretary