Form 10KSB/A
period 2005-04-30
DOWNSIDE UP INC
filed 2006-07-27
CIK 1176187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                   FORM 10-KSB/A

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
      (Class)                       (Outstanding as of June 30, 2006)

                                Explanatory Note
                                ----------------

      This document is refiled to add conform signatures - no other content was changed.

                                Downside Up, Inc.
                                   Form 10K-SB/A

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

Date: July 10, 2006                 Downside Up, Inc.


                                    /s/ Michael J. Cavaleri
                                    -----------------------
                                    Michael J. Cavaleri, Chief Executive Officer
                                    and Chief Financial Officer

                                    /s/ Angelo Luca
                                    ---------------
                                    Angelo Luca, Vice President and Corporate
                                    Secretary