Form 10QSB
period 2005-07-31
DOWNSIDE UP INC
filed 2006-07-27
CIK 1176187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

                  For the quarterly period ended: July 31, 2005

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

Yes [X] No [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock, $0.001 par value                  1,230,000
      (Class)                             (Outstanding as of June 30, 2006)

                                 DOWNSIDE UP, INC.
                                    FORM 10-QSB
                                  Janaury 31, 2006

                                       INDEX

                                                                            Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
      Condensed Balance Sheets ..............................................F-2
      Condensed Statements of Operations ....................................F-3
      Condensed Statements of Cash Flows ....................................F-4
      Notes to Condensed Financial Information ..............................F-5

Item 2.  Management's Discussion and Analysis or Plan of Operations ...........4

Item 3.  Controls and Procedures .............................................12


Part II - OTHER INFORMATION

Item 1. Legal Proceedings ....................................................12

Item 2. Changes In Securities ................................................12

Item 3. Defaults Upon Senior Securities ......................................12

Item 4. Submission Of Matters To A Vote Of Security Holders ..................13

Item 5. Other Information ....................................................13

Item 6. Exhibits .............................................................13

Signatures ...................................................................13

Certifications ...............................................................14

                         PART I: FINANCIAL INFORMATION

                               DOWNSIDE UP, INC.
                            Condensed Balance Sheet
                                 July 31, 2005
                                  (Unaudited)


                                     Assets

Total assets                                                           $   --
                                                                       ========

                      Liabilities and Shareholders' Deficit
Current liabilities:
   Accounts payable and accrued liabilities                            $  2,500
                                                                       --------
             Total current liabilities                                    2,500
                                                                       --------

Shareholders' deficit:
   Common stock                                                           2,672
   Additional paid-in capital                                            19,171
   Deficit accumulated during development stage                         (24,343)
                                                                       --------
             Total shareholders' deficit                                 (2,500)
                                                                       --------

Total liabilities and shareholders' deficit                            $   --
                                                                       ========


           See accompanying notes to condensed financial statements.

                                DOWNSIDE UP, INC.
                       Condensed Statements of Operations
                                  (Unaudited)


                                                         Three Months Ended
                                                               July 31,
                                                      -------------------------
                                                          2005          2004
                                                      -----------   -----------
Costs and expenses:
   Contributed rent (Note 2)                          $       300   $       300
   Other general and administrative costs                    --             845
                                                      -----------   -----------
              Total costs and expenses                        300         1,145
                                                      -----------   -----------

              Loss before income taxes                       (300)       (1,145)

Income tax provision (Note 3)                                --            --
                                                      -----------   -----------

              Net loss                                $      (300)  $    (1,145)
                                                      ===========   ===========

Basic and diluted loss per share                      $     (0.00)  $     (0.00)
                                                      ===========   ===========

Weighted average common shares outstanding              1,230,000     1,230,000
                                                      ===========   ===========


           See accompanying notes to condensed financial statements.

                                DOWNSIDE UP, INC.
                       Condensed Statements of Cash Flows
                                  (Unaudited)


                                                              Three Months Ended
                                                                  July 31,
                                                              ------------------
                                                                2005      2004
                                                              --------  --------
Net cash used in operating activities                         $   --    $   --
                                                              --------  --------

               Net change in cash                                 --        --

Cash:
   Beginning of period                                            --        --
                                                              --------  --------

   End of period                                              $   --    $   --
                                                              ========  ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes                                             $   --    $   --
                                                              ========  ========
     Interest                                                 $   --    $   --
                                                              ========  ========

           See accompanying notes to condensed financial statements.

                                DOWNSIDE UP, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 1:  Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended April 30, 2005 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company has no revenue producing operations and is classified as a "blank check" company. The Company's business plan is to evaluate, structure and complete a merger with or acquisition of, a privately owned corporation.

On June 2, 2005, two of the Company's major shareholders completed a Stock Purchase Agreement with Atlantic Capital E & F, LLC ("Atlantic"), resulting in a change of control of the Company (see Note 4).

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

Note 2:  Related Party Transactions

An affiliate provided free office space to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company's Board of Directors valued this service at approximately $100 per month, based on prevailing local market conditions. The accompanying financial statements include a charge to "Contributed rent" and a credit to "Additional paid-in capital" of $300 and $300, respectively, for the three months ended July 31, 2005 and 2004.

Note 3:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

Note 4:  Change in Control

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

OUR MANAGEMENT HAS ONLY A LIMITED TIME COMMITMENT TO THE COMPANY. Our President/CEO has several business interests and will devote a limited amount of his time to the Company's business. While seeking a business combination, our President/CEO anticipates devoting up to ten hours per month to the business of the Company. The Company's President/CEO has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our President/CEO. Notwithstanding the combined limited experience and time commitment of our President/CEO, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations.

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

We have no full time employees. The Company's President/CEO and other officers have agreed to allocate a portion of their time to the activities of the Company as a consultant. The President/CEO anticipates that the business plan of the Company can be implemented by his devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

The Company's Officers and Directors are currently involved with other companies which have a business purpose similar to that of the Company. A conflict may arise in the event that another blank check company with which management is affiliated is formed and actively seeks a target business. Management anticipates that target businesses will be located for the Company and other blank check companies in chronological order of the date of formation of such blank check companies. It may be that a target business may be more suitable for or may prefer a certain blank check company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of the Company's President/CEO who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management will meet personally with management and key personnel of the target business entity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Exchange Act requires that any merger or acquisition candidate comply with all certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained at or within a reasonable period of time after closing of the proposed transaction.

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


MANNER OF ACQUISITION
In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. We also may acquire stock or assets of an existing business. On the consummation of a transaction it is probable that the present Management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's President/CEO and director, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our shareholders.

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

We are presently subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statement,s provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.


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

Subsequent Events

On May 4, 2006, the Company entered into a Letter of Intent, dated May 1, 2006, with Protection Sciences, Inc. ("Protection"). Pursuant to the Letter of Intent, at the time of the execution of a Definitive Stock Purchase Agreement and the conclusion of the transaction between the parties, Protection (and any assignees as set forth by them) shall be the owners of a total of 91.8% of the total issued and outstanding shares of Downside. The current shareholders shall own 8.2% of the issued and outstanding shares issued.

Although there can be no assurance that the transaction will actually close it is expected to close during the current fiscal quarter.


ITEM 3. CONTROLS AND PROCEDURES

The Registrant's principal executive officer/principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of April 1, 2004, have concluded that the Registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The Registrants' principal executive officer and principal financial officer has concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to April 1, 2004, the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.




PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No legal proceedings to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature, pending or threatened, or judgments entered against the Company.


ITEM 2. CHANGES IN SECURITIES.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5. OTHER INFORMATION.

On May 1, 2006 the Company entered into a Letter of Intent with Protection Sciences, Inc. to purchase of a total of 91.8% of the total issued and outstanding shares of Downside. The current shareholders shall own 8.2% of the issued and outstanding shares issued.

At the conclusion of the transaction Protection Sciences, Inc. shall be the operating entity of the Registrant.




ITEM 6.  EXHIBITS

(a)      Exhibits

      3.1   Articles of Incorporation of the Registrant, as amended*
      3.2   By-laws of the Registrant, as amended*
      31.1 Section 302 Certification of Chief Executive Officer and Chief Accounting/Financial Officer (1)
      32.1 Section 906 Certification of Chief Executive Officer and Chief Accounting/Financial Officer (1)
      ------------
      * Previously filed as an exhibit to the Company's Form 10-SB filed on June 28, 2002
      (1)   Filed herewith


Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 10, 2006                Downside Up, Inc.

                                   /s/ Michael J. Cavaleri
                                   ---------------------------------------------
                                   Michael J. Cavaleri, President/CEO, Chief
                                   Executive Officer and Chief Financial officer

                                   /s/ Angelo Luca
                                   ---------------------------------------------
                                   Angelo Luca, Vice President