Form 10QSB
period 2005-10-31
DOWNSIDE UP INC
filed 2006-07-27
CIK 1176187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

                For the quarterly period ended: October 31, 2005

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

Yes |X| No |_|

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

                                      INDEX

                                                                            Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets.........................................F-2
         Consolidated Statements of Operations...............................F-3
         Consolidated Statements of Cash Flows...............................F-4
         Notes to Consolidated Financial Information.........................F-5

Item 2   Management's Discussion and Analysis or Plan of Operation.............3

Item 3   Controls and Procedures..............................................11

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................11

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds..........11

Item 3.  Defaults Upon Senior Securities......................................11

Item 4.  Submission Of Matters To A Vote Of Security Holders..................12

Item 5.  Other Information....................................................12

Item 6.  Exhibits.............................................................12

Signatures....................................................................13

Certifications................................................................14

PART I:  FINANCIAL INFORMATION

                               DOWNSIDE UP, INC.
                            Condensed Balance Sheet
                                October 31, 2005
                                  (Unaudited)

                                     Assets

Total assets                                                       $         --
                                                                   ============

                     Liabilities and Shareholders' Deficit

Current liabilities:
  Accounts payable and accrued liabilities                         $      2,800
                                                                   ------------
         Total current liabilities                                        2,800
                                                                   ------------

Shareholders' deficit:
  Common stock                                                            2,672
  Additional paid-in capital                                             19,471
  Deficit accumulated during development stage                          (24,943)
                                                                   ------------
         Total shareholders' deficit                                     (2,800)
                                                                   ------------

Total liabilities and shareholders' deficit                        $         --
                                                                   ============

            See accompanying notes to condensed financial statements

                               DOWNSIDE UP, INC.
                       Condensed Statements of Operations
                                  (Unaudited)

                                                     Three Months Ended              Six Months Ended
                                                        October 31,                    October 31,
                                               ----------------------------    ----------------------------
                                                   2005            2004            2005            2004
                                               ------------    ------------    ------------    ------------
Costs and expenses:
  Contributed rent (Note 2)                    $        300    $        300    $        600    $        600
  Other general and administrative costs                300             575             300           1,420
                                               ------------    ------------    ------------    ------------

                                                        600             875             900           2,020
                                               ------------    ------------    ------------    ------------

Loss before income taxes and interest income           (600)           (875)           (900)         (2,020)

  Interest income                                        --              --              --              --
                                               ------------    ------------    ------------    ------------

         Loss before income taxes                      (600)           (875)           (900)         (2,020)

  Income tax provision (Note 3)                          --              --              --              --
                                               ------------    ------------    ------------    ------------

         Net loss                              $       (600)   $       (875)   $       (900)   $     (2,020)
                                               ============    ============    ============    ============

Basic and diluted loss per share               $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                               ============    ============    ============    ============

Weighted average common shares outstanding        1,230,000       1,230,000       1,230,000       1,230,000
                                               ============    ============    ============    ============

            See accompanying notes to condensed financial statements

                               DOWNSIDE UP, INC.
                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                           Six Months Ended
                                                             October 31,
                                                     ---------------------------
                                                         2005           2004
                                                     ------------   ------------
Net cash used in operating activities                $         --   $         --
                                                     ------------   ------------

      Net change in cash                                       --             --

Cash:
  Beginning of period                                          --             --
                                                     ------------   ------------

  End of period                                      $         --   $         --
                                                     ============   ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                     $         --   $         --
                                                     ============   ============
    Interest                                         $         --   $         --
                                                     ============   ============

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

Note 2: Related Party Transactions

An affiliate provided free office space to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company's Board of Directors valued this service at approximately $100 per month, based on prevailing local market conditions. The accompanying financial statements include a charge to "Contributed rent" and a credit to "Additional paid-in capital" of $600 and $600, respectively, for the six months ended October 31, 2005 and 2004.

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

We believe there are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These benefits are commonly thought to include the following:

      o the ability to use registered securities to acquire assets or businesses;
      o     increased visibility in the marketplace;
      o     ease of borrowing from financial institutions;
      o     improved stock trading efficiency;
      o     shareholder liquidity;
      o     greater ease in subsequently raising capital;
      o     compensation of key employees through stock options;
      o     enhanced corporate image;
      o     a presence in the United States capital market.

Target companies interested in a business combination with the Company may include the following:

      o a company for whom a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses;
      o a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
      o a company which desires to become public with less dilution of its common stock than would occur upon an underwriting;
      o a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;
      o a foreign company which may wish an initial entry into the United States securities market;
      o a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;
      o a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

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

Date: July 10, 2006                    Downside Up, Inc.

                                       /s/ Michael J. Cavaleri
                                       -----------------------------------------
                                       Michael J. Cavaleri, President/CEO, Chief
                                       Executive Officer and Chief Financial
                                       Officer

                                       /s/ Angelo Luca
                                       -----------------------------------------
                                       Angelo Luca, Vice President