Form 10QSB
period 2006-01-31
DOWNSIDE UP INC
filed 2006-07-27
CIK 1176187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

                For the quarterly period ended: January 31, 2006

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

         Consolidated Balance Sheets ......................................  F-2
         Consolidated Statements of Operations ............................  F-3
         Consolidated Statements of Cash Flows ............................  F-4
         Notes to Consolidated Financial Information ......................  F-5

Item 2   Management's Discussion and Analysis or Plan of Operation ........    4

Item 3   Controls and Procedures ..........................................   12


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   12

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds ......   12

Item 3.  Defaults Upon Senior Securities ..................................   12

Item 4.  Submission Of Matters To A Vote Of Security Holders ..............   13

Item 5.   Other Information ...............................................   13

Item 6.   Exhibits ........................................................   13

Signatures ................................................................   13

Certifications ............................................................   14

PART I:  FINANCIAL INFORMATION

                                DOWNSIDE UP, INC.
                             Condensed Balance Sheet
                                January 31, 2006
                                   (Unaudited)

                                     Assets

Total assets                                                           $     --
                                                                       ========


                     Liabilities and Shareholders' Deficit

Current liabilities:
      Accounts payable and accrued liabilities                         $  2,800
                                                                       --------
                              Total current liabilities                   2,800
                                                                       --------

Shareholders' deficit:
      Common stock                                                        2,672
      Additional paid-in capital                                         19,771
      Deficit accumulated during development stage                      (25,243)
                                                                       --------
                              Total shareholders' deficit                (2,800)
                                                                       --------

Total liabilities and shareholders' deficit                            $     --
                                                                       ========

            See accompanying notes to condensed financial statements

                                DOWNSIDE UP, INC.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended           Six Months Ended
                                                   January 31, 2006              January 31,
                                               -------------------------   -------------------------
Total assets                                      2005          2004          2005          2004
                                               -----------   -----------   -----------   -----------
Costs and expenses:
     Contributed rent (Note 2)                 $       300   $       300   $       900   $       900
     Other general and administrative costs            600           600           300         2,000
                                               -----------   -----------   -----------   -----------

     Accounts payable and accrued liabilities          900           900         1,200         2,900
                                               -----------   -----------   -----------   -----------
                    Total current liabilities
Loss before income taxes and interest income          (900)         (900)       (1,200)       (2,900)

     Common stock                                       --            --            --            --
                                               -----------   -----------   -----------   -----------

                    Loss before
                       income taxes                   (900)         (900)       (1,200)       (2,900)

     Income tax provision (Note 3)                      --            --            --            --
                                               -----------   -----------   -----------   -----------

                    Net loss                   $      (900)  $      (900)  $    (1,200)  $    (2,900)
                                               ===========   ===========   ===========   ===========

Basic and diluted loss per share               $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                                               ===========   ===========   ===========   ===========

Weighted average common shares outstanding       1,230,000     1,230,000     1,230,000     1,230,000
                                               ===========   ===========   ===========   ===========

            See accompanying notes to condensed financial statements

                                DOWNSIDE UP, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                     Nine Months Ended
                                                        January 31,
                                                   --------------------
Total assets                                         2005        2004
                                                   ---------  ---------

Net cash used in operating activities              $      --  $      --
                                                   ---------  ---------

        Net change in cash                                --         --
      Accounts payable and accrued liabilities
Cash:   Total current liabilities
      Beginning of period                                 --         --
                                                   ---------  ---------

      Common stock                                 $      --  $      --
                                                   =========  =========

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
          Income taxes                             $      --  $      --
                                                   =========  =========
          Interest                                 $      --  $      --
                                                   =========  =========

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

Note 2: Related Party Transactions

An affiliate provided free office space to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company's Board of Directors valued this service at approximately $100 per month, based on prevailing local market conditions. The accompanying financial statements include a charge to "Contributed rent" and a credit to "Additional paid-in capital" of $900 and $900, respectively, for the nine months ended January 31, 2006 and 2005.

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

Changes in officers/directors

On June 17, 2005, following the closing of the Stock Purchase Agreement, Mr. James B. Wiegand, who had been serving as the Company's sole director and officer, resigned from his positions as director and officer. Michael Cavaleri was subsequently appointed the Company's director and executive officer.

Note 5: Subsequent Event

On May 1, 2006 the Company entered into a Letter of Intent with Protection Sciences, Inc. ("PSI"), whereby the Company would acquire all of the issued and outstanding common shares of PSI in exchange for 91.8% of the Company's total issued and outstanding common shares. The transaction would result in a change in control of the Company. The transaction had not closed as of June 30, 2006.

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

Date: July 10, 2006                          Downside Up, Inc.

                                             /s/ Michael J. Cavaleri
                                             -----------------------------------
                                             Michael J. Cavaleri, President/CEO,
                                             Chief Executive Officer and
                                             Chief Financial officer

                                             /s/ Angelo Luca
                                             -----------------------------------
                                             Angelo Luca, Vice President