Form 10KSB
period 2006-04-30
DOWNSIDE UP INC
filed 2006-07-27
CIK 1176187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                   FORM 10K-SB

|X| Annual Report Under Section 13 or 15 of The Securities Exchange Act of 1934
                    For the fiscal year ended April 30, 2006

                                 --------------

                 |_| Transition Report Under Section 13 or 15 of
                      The Securities Exchange Act of 1934

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

                                750 Broad Street
                          Shrewsbury, New Jersey 07702
                                 (732) 598-2543
                                 --------------
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |X| No [ ]

State issuer's revenues for its most recent fiscal year: None.

The aggregate market value of the voting stock held by non-affiliates shares (230,000 of $0.001 par value Common Stock) was $0 as of June 30, 2006. The stock price for computation purposes was $-0-, based on the fact that there is presently no Market for the Company's securities. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

Common Stock, $0.001 par value                     1,230,000
         (Class)                       (Outstanding as of June 30, 2006)

                                Downside Up, Inc.
                                   Form 10K-SB

                                      Index

                                                            Page No:

PART I ......................................................... 3
ITEM 1.     DESCRIPTION OF BUSINESS............................. 3
ITEM 2.     DESCRIPTION OF PROPERTY............................. 12
ITEM 3.     LEGAL PROCEEDINGS................................... 12
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDEDRS............................................ 12

PART II ........................................................ 12
ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS................................. 12
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATIONS.......................................... 12
ITEM 7.     FINANCIAL STATEMENTS................................ 13
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL
            DISCLOSURE.......................................... 14
ITEM 8A.    CONTROLS AND PROCEDURES ............................ 14
ITEM 8B.    OTHER INFORMATION................................... 14

PART III ....................................................... 14
ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
            THE EXCHANGE ACT.................................... 14
ITEM 10     EXECUTIVE COMPENSATION.............................. 16
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS...... 16
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...... 16
ITEM 13.    EXHIBITS............................................ 17
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES ............. 17

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

OUR OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTEREST WITH THE BUSINESS OF OUR COMPANY. The Company's officers and directors participate in other business ventures, which may result in conflicts of interest and non- arms length transactions arising in the future. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

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

CERTAIN REGULATIONS MAY APPLY TO OUR OPERATIONS. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations, which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have not obtained a formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940. If we inadvertently violate such Act, we could be subjected to material adverse consequences.

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

(b) Approximate Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock as of June 30, 2006 was approximately 50.

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

Item 7.           Financial Statements

                               DOWNSIDE UP, INC.
                         Index to Financial Statements

                                                                        Page
                                                                        ----

Report of Independent Registered Public Accounting Firm                 F-2

Balance Sheet at April 30, 2006                                         F-3

Statements of Operations for the years ended April 30, 2006 and 2005    F-4

Statement of Changes in Shareholders' Deficit for the period from
      May 1, 2004 through April 30, 2006                                F-5

Statements of Cash Flows for the years ended April 30, 2006 and 2005    F-6

Notes to Financial Statements                                           F-7

             Report of Independent Registered Public Accounting Firm

The Board of Directors and shareholders
Downside Up, Inc.:

We have audited the accompanying balance sheet of Downside Up, Inc. as of April 30, 2006, and the related statements of operations, changes in shareholders' equity, and cash flows for the years ended April 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Downside Up, Inc. as of April 30, 2006, and the results of its operations and its cash flows for the years ended April 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and has a capital deficit at April 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Cordovano and Honeck LLP
Englewood, Colorado
July 10, 2006

                               DOWNSIDE UP, INC.
                                 Balance Sheet
                                 April 30, 2006

                                     Assets

Total assets                                                       $         --
                                                                   ============


                      Liabilities and Shareholders' Deficit
Current liabilities:
     Accrued liabilities                                           $      6,000
                                                                   ------------
                        Total current liabilities                         6,000
                                                                   ------------

Shareholders' deficit:
     Preferred stock, no par value;                                   5,000,000
         shares authorized,
         -0- shares issued and outstanding                                   --
     Common stock, no par value;                                     20,000,000
         shares authorized,
         1,230,000 shares issued and outstanding                          2,672
     Additional paid-in capital                                          20,071
     Accumulated deficit                                                (28,743)
                                                                   ------------
                        Total shareholders'                              (6,000)
                        deficit
                                                                   ------------

Total liabilities and shareholders' deficit                        $         --
                                                                   ============

                 See accompanying notes to financial statements

                               DOWNSIDE UP, INC.
                            Statements of Operations

                                                   For the Years Ended
                                                       April 30,
                                               --------------------------
                                                   2006           2005
                                               -----------    -----------
Costs and expenses:
     Contributed rent (Note 2)                 $     1,200    $     1,200
     Other general and administrative costs          3,500          4,720
                                               -----------    -----------

                    Total costs and expenses         4,700          5,920
                                               -----------    -----------

                    Loss before income taxes        (4,700)        (5,920)

Income tax provision (Note 3)                           --             --
                                               -----------    -----------

                    Net loss                   $    (4,700)   $    (5,920)
                                               ===========    ===========

Basic and diluted loss per common share        $     (0.00)   $     (0.00)
                                               ===========    ===========

Weighted average common shares outstanding       1,230,000      1,230,000
                                               ===========    ===========

                 See accompanying notes to financial statements

                               DOWNSIDE UP, INC.
                 Statement of Changes in Shareholders' Deficit

                                             Preferred Stock           Common Stock         Additional
                                         --------------------     -----------------------     paid-in     Accumulated
                                          Shares      Amount       Shares         Amount      capital      Deficit        Total
                                         --------   ---------     ---------     ---------    ---------    ---------     ---------
Balance at May 1, 2004                         --   $      --     1,230,000     $   2,672    $  13,801    $ (18,123)    $  (1,650)

Expense paid on behalf of the Company
     by an officer (Note 2)                    --          --            --            --        3,870           --         3,870
Contributed rent (Note 2)                      --          --            --            --        1,200           --         1,200
Net loss                                       --          --            --            --           --       (5,920)       (5,920)
                                         --------    --------      --------     ---------    ---------    ---------     ---------

Balance at April 30, 2005                      --          --     1,230,000         2,672       18,871      (24,043)       (2,500)

Contributed rent (Note 2)                      --          --            --            --        1,200           --         1,200
Net loss                                       --          --            --            --           --       (4,700)       (4,700)
                                         --------   ---------     ---------     ---------    ---------    ---------     ---------

Balance at April 30, 2006                      --   $      --     1,230,000     $   2,672    $  20,071    $ (28,743)    $  (6,000)
                                         ========   =========     =========     =========    =========    =========     =========

                 See accompanying notes to financial statements

                               DOWNSIDE UP, INC.
                            Statements of Cash Flows

                                                             For the Years Ended
                                                                  April 30,
                                                             ------------------
                                                               2006      2005
                                                             -------    -------
Cash flows from operating activities:
     Net loss                                                $(4,700)   $(5,920)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
           Office space contributed by an affiliate (Note 2)   1,200      1,200
           Expenses paid on behalf of the Company by
              an officer (Note 2)                                 --      3,870
           Changes in operating assets and liabilities:
                 Accrued liabilities                           3,500        850
                                                             -------    -------
Net cash used in operating activities                             --         --
                                                             -------    -------

                       Net change in cash                         --         --

Cash:
     Beginning of year                                            --         --
                                                             -------    -------

     End of year                                             $    --    $    --
                                                             =======    =======

Supplemental disclosure of cash flow information:
Cash paid during the year for:

        Income taxes                                         $    --    $    --
                                                             =======    =======
        Interest                                             $    --    $    --
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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred losses since inception and has a capital deficit at April 30, 2006. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

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

Cash and Cash Equivalents

For financial accounting purposes and the statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at April 30, 2006.

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

At April 30, 2006, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Expenses Paid by Officer

Expenses that are paid on behalf of the Company by its officer are recorded by the Company as an expense with a corresponding credit to "Additional paid-in capital".

(2) Related Party Transactions

During the years ended April 30, 2006 and 2005, a Company officer paid professional and filing fees on behalf of the Company totaling $-0- and $3,870, respectively. These transactions are included as expenses and contributed capital in the accompanying financial statements.

An affiliate provided free office space to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company's Board of Directors valued this service at approximately $100 per month, based on prevailing local market conditions. The accompanying financial statements include a charge to "Contributed rent" and a credit to "Additional paid-in capital" of $1,200 and $1,200, respectively, for the years ended April 30, 2006 and 2005.

(3) Income Taxes

Following are reconciliations of U.S. statutory federal income tax rate to the effective rate:

                                                           Years Ended
                                                            April 30,
                                                      ----------------------
                                                        2006         2005
                                                      ---------    ---------
U.S. statutory federal rate                              15.00%       15.00%
State income tax rate, net of federal benefit             3.94%        3.94%
Contributed rent                                         -4.84%       -3.84%
Net operating loss (NOL) for which no tax
    benefit is currently available                      -14.10%      -15.10%
                                                      ---------    ---------

                                                          0.00%        0.00%
                                                      =========    =========

At April 30, 2006, deferred taxes consisted of a net tax asset of $3,608 due to operating loss carryforwards of $19,043, which were fully allowed for, in the valuation allowance of $3,608. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended April 30, 2006 and 2005 were $663 and $894, respectively. Net operating loss carryforwards will expire through 2026.

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

Preferred stock

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

(5) Subsequent Events

On May 1, 2006 the Company entered into a Letter of Intent with Protection Sciences, Inc. ("PSI"), whereby the Company would acquire all of the issued and outstanding common shares of PSI in exchange for 91.8% of the Company's total issued and outstanding common shares. The transaction would result in a change in control of the Company. The transaction had not closed as of July 10, 2006.

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

         Not Applicable

                                    Part III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following individuals have been appointed by to our Board of Directors, effective June 21, 2005, to serve until the next annual meeting of the shareholders of the registrant or until their successors are elected and qualified or appointed:

Name                       Age     Position
-------------------        ---     ---------------------------------------------
Michael J. Cavaleri        50      Director, CEO/CFO
Angelo Luca                48      Director, Vice President, Corporate Secretary

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

Angelo Luca was appointed Director, and Vice-President and Corporate Secretary by the controlling shareholder until the next annual meeting of the shareholders of the Company, or until his successor is elected or appointed and qualified. From 2000 until 2004 Mr. Luca was Director of Production for Early Warning, Inc. of New York City, where he held the title of Director of Production where he as involved with and worked closely with CEO and President on all managing aspects of 100 million dollar company, developed, approved and purchased fabrics, trims and hardware for domestic and overseas production, directed staff to meet deadlines and insure on-time deliveries, followed-up through execution of production schedules utilizing bi-lingual ability, re-organized structure of production department to enhance effectiveness of information flow, generated and finalized production schedules and account status reports , organized information needed to manage resources, arranged and process proper documentation for various clients, maintained daily communication with vendors and suppliers and resolved issues in all areas of production.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 30, 2006, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                            Amount and Nature
Name and Address                            of Beneficial            Percentage
of Beneficial Owner                         Ownership                 of Class

Corporate Management Services, Inc. (1)     250,000                    20.3%
1823 S Quincy Street
Tulsa, OK 74120

Atlantic Capital E & F LLC                  287,000                    23.3%
750 Broad Street
Shrewsbury, New Jersey 07702

Innovative Marketing Concepts               176,000                    14.3%

Roadwings Financial Services, LLC           287,000                    23.3%

Michael J. Cavaleri                             -0-                      -0-
CEO of the Company

Angelo Luca                                     -0-                      -0-
Vice President

All Executive Officers
and Directors as a Group (2 Persons)            -0-                      -0-

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

During the year ended April 30, 2006, the Company's principal accountant billed $3,500 in fees that were directly associated with the preparation of annual audit reports and quarterly review reports.

Tax Fees

The Company's principal accountant did not bill any tax fees during the years ended April 30, 2006 and 2005.

All Other Fees

The Company's principal accountant did not bill any other fees during the years ended April 30, 2006 and 2005.

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

Date: July 10, 2006                     Downside Up, Inc.


                                         /s/ Michael J. Cavaleri
                                        ----------------------------------------
                                        Michael J. Cavaleri, Chief Executive
                                        Officer and Chief Financial Officer


                                         /s/ Angelo Luca
                                        ----------------------------------------
                                        Angelo Luca, Vice President and
                                        Corporate Secretary