Form 10QSB
period 2006-07-31
DOWNSIDE UP INC
filed 2007-03-09
CIK 1176187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

                  For the quarterly period ended: July 31, 2006

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

Yes |X| No |_|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock, $0.001 par value               1,230,000
   (Class)                                     (Outstanding as of July 31, 2006)

                                DOWNSIDE UP, INC.
                                   FORM 10-QSB
                                  July 31, 2006

                                      INDEX

                                                                            Page

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
         Consolidated Balance Sheets                                         F-2
         Consolidated Statements of Operations                               F-3
         Consolidated Statements of Cash Flows                               F-4
         Consolidated Statements of Stockholders' Equity                     F-5
         Notes to Consolidated Financial Information                         F-6

Item 2 Management's Discussion and Analysis or Plan of Operation               3

Item 3 Controls and Procedures                                                 9


Part II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     10

Item 2. Unregistered Sales of Equity Securities and use of Proceeds           10

Item 3. Defaults Upon Senior Securities                                       10

Item 4. Submission Of Matters To A Vote Of Security Holders                   10

Item 5.  Other Information                                                    10

Item 6.  Exhibits                                                             10

Signatures                                                                    10

Certifications                                                                11

PART I:  FINANCIAL INFORMATION

                                DOWNSIDE UP, INC.
                             Condensed Balance Sheet
                                  July 31, 2006
                                   (Unaudited)

                                     Assets

Total assets                                                  $     --
                                                              --------

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities                  $  2,500
    Indebtedness to merger candidate                             3,500
                                                              --------
                  Total current liabilities                      6,000
                                                              --------
Shareholders' deficit:
    Common stock                                                 2,672
    Additional paid-in capital                                  20,371
    Deficit accumulated during development stage               (29,043)
                                                              --------
                  Total shareholders' deficit                   (6,000)
                                                              --------
Total liabilities and shareholders' deficit                   $     --
                                                              --------

            See accompanying notes to condensed financial statements

                               DOWNSIDE UP, INC.
                       Condensed Statements of Operations
                                  (Unaudited)


                                                 Three Months Ended
                                                      July 31,
                                             --------------------------
                                                2006            2005
                                             -----------    -----------
Costs and expenses:
    Contributed rent (Note 2)                $       300    $       300
                                             -----------    -----------
                    Loss before
                       income taxes                 (300)          (300)
    Income tax provision (Note 3)                     --             --
                                             -----------    -----------
                    Net loss                 $      (300)   $      (300)
                                             -----------    -----------
Basic and diluted loss per share             $     (0.00)   $     (0.00)
                                             -----------    -----------
Weighted average common shares outstanding     1,230,000      1,230,000
                                             -----------    -----------

            See accompanying notes to condensed financial statements

                               DOWNSIDE UP, INC.
                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                 Three Months Ended
                                                      July 31,
                                             --------------------------
                                                2006            2005
                                             -----------    -----------
Net cash used in operating activities        $        --    $        --
                                             -----------    -----------

                      Net change in cash              --             --

Cash:
    Beginning of period                               --             --
                                             -----------    -----------
    End of period                            $        --    $        --
                                             ===========    ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Income taxes                          $        --    $        --
                                             ===========    ===========
       Interest                              $        --    $        --
                                             ===========    ===========


            See accompanying notes to condensed financial statements

                                DOWNSIDE UP, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1:  Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended April 30, 2006 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company has no revenue producing operations and is classified as a "blank check" company. The Company's business plan is to evaluate, structure and complete a merger with or acquisition of, a privately owned corporation.

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

Note 2:  Related Party Transactions

An affiliate provided free office space to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company's Board of Directors valued this service at approximately $100 per month, based on prevailing local market conditions. The accompanying financial statements include a charge to "Contributed rent" and a credit to "Additional paid-in capital" of $300 and $300, respectively, for the three months ended July 31, 2006 and 2005.

Note 3:  Indebtedness to Merger Candidate

During May 2006, a potential merger candidate (see Note 5) paid professional fees on behalf of the Company totaling $3,500. The payment has been included in the accompanying unaudited interim financial statements as Indebtedness to merger candidate.

Note 4:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the accompanying unaudited interim financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

Note 5:  Letter of Intent

On May 1, 2006 the Company entered into a Letter of Intent with Protection Sciences, Inc. ("PSI"), whereby the Company would acquire all of the issued and outstanding common shares of PSI in exchange for 91.8% of the Company's total issued and outstanding common shares. The transaction would result in a change in control of the Company. The transaction had not closed as of July 31, 2006.

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


Date: March 9, 2007                     Downside Up, Inc.


                                        /s/ Michael J. Cavaleri
                                        ----------------------------------------
                                        Michael J. Cavaleri, President/CEO,
                                        Chief Executive Officer and Chief
                                        Financial officer


                                        /s/ Angelo Luca
                                        ----------------------------------------
                                        Angelo Luca, Vice President