Form 10QSB
period 2006-10-31
DOWNSIDE UP INC
filed 2007-03-09
CIK 1176187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Act of 1934

                For the quarterly period ended: October 31, 2006

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

Yes |X| No |_|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock, $0.001 par value     1,230,000
      (Class)                           (Outstanding as of October 31, 2006)

                                DOWNSIDE UP, INC.
                                   FORM 10-QSB
                                October 31, 2006

                                      INDEX

Part I - FINANCIAL INFORMATION Page
Item 1. Financial Statements (Unaudited)
         Consolidated Balance Sheets                                         F-2
         Consolidated Statements of Operations                               F-3
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

Certifications 11

PART I:  FINANCIAL INFORMATION

                               DOWNSIDE UP, INC.
                            Condensed Balance Sheet
                                October 31, 2006
                                  (Unaudited)

                                     Assets

Total assets                                                 $     --
                                                             ========


             Liabilities and Shareholders' Deficit
Current liabilities:
        Accounts payable and accrued liabilities             $  2,500
        Indebtedness to merger candidate                        3,500
                                                             --------
             Total current liabilities                          6,000
                                                             --------

Shareholders' deficit:
        Common stock                                            2,672
        Additional paid-in capital                             20,671
        Deficit accumulated during development stage          (29,343)
                                                             --------
             Total shareholders' deficit                       (6,000)
                                                             --------

Total liabilities and shareholders' deficit                  $     --
                                                             ========


            See accompanying notes to condensed financial statements

                                DOWNSIDE UP, INC.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended            Six Months Ended
                                                         October 31,                  October 31,
                                                --------------------------    --------------------------
                                                    2006           2005          2006           2005
                                                -----------    -----------    -----------    -----------
Costs and expenses:
     Contributed rent (Note 2)                  $       300    $       300    $       600    $       600
     Other general and administrative costs              --            300             --            300
                                                -----------    -----------    -----------    -----------

                                                        300            600            600            900
                                                -----------    -----------    -----------    -----------

                       Loss before
                           income taxes                (300)          (600)          (600)          (900)

     Income tax provision (Note 3)                       --             --             --             --
                                                -----------    -----------    -----------    -----------

                       Net loss                 $      (300)   $      (600)   $      (600)   $      (900)
                                                ===========    ===========    ===========    ===========

Basic and diluted loss per share                $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                                ===========    ===========    ===========    ===========

Weighted average common shares outstanding        1,230,000      1,230,000      1,230,000      1,230,000
                                                ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements

                               DOWNSIDE UP, INC.
                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                            Six Months Ended
                                                              October 31,
                                                        ------------------------
                                                            2006         2005
                                                        -----------   ----------

Net cash used in operating activities                   $        --   $       --
                                                        -----------   ----------

             Net change in cash                                  --           --

Cash:
      Beginning of period                                        --           --
                                                        -----------   ----------

      End of period                                     $        --   $       --
                                                        ===========   ==========

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
          Income taxes                                  $        --   $       --
                                                        ===========   ==========
          Interest                                      $        --   $       --
                                                        ===========   ==========

            See accompanying notes to condensed financial statements

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

Note 2:  Related Party Transactions

An affiliate provided free office space to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company's Board of Directors valued this service at approximately $100 per month, based on prevailing local market conditions. The accompanying financial statements include a charge to "Contributed rent" and a credit to "Additional paid-in capital" of $600 and $600, respectively, for the six months ended October 31, 2006 and 2005.

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

Note 5:  Letter of Intent

On May 1, 2006 the Company entered into a Letter of Intent with Protection Sciences, Inc. ("PSI"), whereby the Company would acquire all of the issued and outstanding common shares of PSI in exchange for 91.8% of the Company's total issued and outstanding common shares. The transaction would result in a change in control of the Company. The transaction had not closed as of October 31, 2006.

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


                                        /s/ Angelo Luca
                                        ----------------------------------------
                                        Angelo Luca, Vice-President/CEO