Form 10QSB
period 2007-01-31
DOWNSIDE UP INC
filed 2007-03-09
CIK 1176187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

                For the quarterly period ended: January 31, 2007

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

Yes |X|  No |_|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock, $0.001 par value             1,230,000
      (Class)                             (Outstanding as of January 31, 2007)

                                DOWNSIDE UP, INC.
                                   FORM 10-QSB
                                Janaury 31, 2007

                                      INDEX

                                                                            Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets.........................................F-2
         Consolidated Statements of Operations...............................F-3
         Consolidated Statements of Cash Flows...............................F-4
         Consolidated Statements of Stockholders' Equity.....................F-5
         Notes to Consolidated Financial Information.........................F-6

Item 2   Management's Discussion and Analysis or Plan of Operation.............3

Item 3   Controls and Procedures...............................................9


Part II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................10

Item 2. Unregistered Sales of Equity Securities and use of Proceeds...........10

Item 3. Defaults Upon Senior Securities.......................................10

Item 4. Submission Of Matters To A Vote Of Security Holders...................10

Item 5.  Other Information....................................................10

Item 6.  Exhibits.............................................................10

Signatures....................................................................10

Certifications................................................................11

PART I:  FINANCIAL INFORMATION

                               DOWNSIDE UP, INC.
                            Condensed Balance Sheet
                                January 31, 2007
                                  (Unaudited)

Assets
Total assets                                                  $     --
                                                              ========


                      Liabilities and Shareholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities                  $  3,200
    Indebtedness to merger candidate                             3,500
                                                              --------
                  Total current liabilities                      6,700
                                                              --------

Shareholders' deficit:
    Common stock                                                 2,672
    Additional paid-in capital                                  20,971
    Deficit accumulated during development stage               (30,343)
                                                              --------
                  Total shareholders' deficit                   (6,700)
                                                              --------

Total liabilities and shareholders' deficit                   $     --
                                                              ========

            See accompanying notes to condensed financial statements

                               DOWNSIDE UP, INC.
                       Condensed Statements of Operations
                                  (Unaudited)

                                                  Three Months Ended            Nine Months Ended
                                                     January 31,                   January 31,
                                             --------------------------    --------------------------
                                                 2007           2006           2007           2006
                                             -----------    -----------    -----------    -----------
Costs and expenses:
    Contributed rent (Note 2)                $       300    $       300    $       900    $       900
    Other general and administrative costs           700            700            700          1,000
                                             -----------    -----------    -----------    -----------

                                                   1,000          1,000          1,600          1,900
                                             -----------    -----------    -----------    -----------

                  Loss before
                     income taxes                 (1,000)        (1,000)        (1,600)        (1,900)

    Income tax provision (Note 3)                     --             --             --             --
                                             -----------    -----------    -----------    -----------

                  Net loss                   $    (1,000)   $    (1,000)   $    (1,600)   $    (1,900)
                                             ===========    ===========    ===========    ===========

Basic and diluted loss per share             $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                             ===========    ===========    ===========    ===========

Weighted average common shares outstanding     1,230,000      1,230,000      1,230,000      1,230,000
                                             ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements

                               DOWNSIDE UP, INC.
                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                              Nine Months Ended
                                                                  January 31,
                                                            -------------------------
                                                                2007          2006
                                                            -----------   -----------
Net cash used in operating activities                       $        --   $        --
                                                            -----------   -----------

                      Net change in cash                             --            --

Cash:
    Beginning of period                                              --            --
                                                            -----------   -----------

    End of period                                           $        --   $        --
                                                            ===========   ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Income taxes                                         $        --   $        --
                                                            ===========   ===========
       Interest                                             $        --   $        --
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

Note 2:  Related Party Transactions

An affiliate provided free office space to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company's Board of Directors valued this service at approximately $100 per month, based on prevailing local market conditions. The accompanying financial statements include a charge to "Contributed rent" and a credit to "Additional paid-in capital" of $900 and $900, respectively, for the nine months ended January 31, 2007 and 2006.

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

Note 5:  Letter of Intent

On May 1, 2006 the Company entered into a Letter of Intent with Protection Sciences, Inc. ("PSI"), whereby the Company would acquire all of the issued and outstanding common shares of PSI in exchange for 91.8% of the Company's total issued and outstanding common shares. The transaction would result in a change in control of the Company. The transaction had not closed as of January 31, 2007.

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

Date: March 9, 2007               Downside Up, Inc.

                                  /s/ Michael J. Cavaleri
                                  --------------------------------------------
                                  Michael J. Cavaleri, President/CEO, Chief
                                  Executive Officer and Chief Financial officer

                                  /s/ Angelo Luca
                                  --------------------------------------------
                                  Angelo Luca, Vice President