Form 10KSB
period 2007-04-30
DOWNSIDE UP INC
filed 2007-07-31
CIK 1176187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ Annual Report Under Section 13 or 15 of The Securities Exchange Act of 1934

For the fiscal year ended April 30, 2007

☐ Transition Report Under Section 13 or 15 of The Securities Exchange Act of 1934

Commission File number: 000-49896

Downside Up, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado
(State or other jurisdiction of Incorporation or organization)

84-1493159
(IRS Employee Identification No.)

750 Broad Street
Shrewsbury, New Jersey 07702
(732) 598-2543
(Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☒ No ☐

State issuer's revenues for its most recent fiscal year: None.

The aggregate market value of the voting stock held by non-affiliates shares (230,000 of $0.001 par value Common Stock) was $0 as of June 30, 2007. The stock price for computation purposes was $-0-, based on the fact that there is presently no Market for the Company's securities. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

Common Stock, $0.001 par value,1,230,000, common shares outstanding as of June 30, 2007.

Downside Up, Inc.
Form 10-KSB

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

We believe there are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These benefits are commonly thought to include the following:

•	the ability to use registered securities to acquire assets or businesses;

•	increased visibility in the marketplace;

•	ease of borrowing from financial institutions;

•	improved stock trading efficiency;

•	shareholder liquidity;

•	greater ease in subsequently raising capital;

•	compensation of key employees through stock options;

•	enhanced corporate image;

•	a presence in the United States capital market.

Target companies interested in a business combination with the Company may include the following:

•  a company for whom a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses;

•  a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

•  a company which desires to become public with less dilution of its common stock than would occur upon an underwriting;

•  a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

•  a foreign company which may wish an initial entry into the United States securities market;

•  a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

•  a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

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

BEING A REPORTING COMPANY COMPLICATES AND COULD DELAY AN AQCQUISITION. Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires us to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

CERTAIN REGULATIONS MAY APPLY TO OUR OPERATIONS. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940,insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations, which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have not obtained a formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940. If weinadvertently violate such Act, we could be subjected to material adverse consequences.

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

With respect to any merger or acquisition, negotiations with target company managemnt are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

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

Subsequent Events

On May 4, 2006, the Company entered into a Letter of Intent, dated May 1, 2006, with Protection Sciences, Inc. ("Protection"). Pursuant to the Letter of Intent, at the time of the execution of a Definitive Stock Purchase Agreement and the conclusion of the transaction between the parties, Protection (and any assignees as set forth by them) shall be the owners of a total of 91.8% of the total issued and outstanding shares of Downside. The current shareholders shall own 8.2% of the issued and outstanding shares. The transaction has not closed as of the date of this Report.

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

Plan of Operation

See Part I, Item 1, "Description of Business-Plan of Operation."

Liquidity and Capital Resources

At April 30, 2007, the Company's fiscal year end, the Company had cash and cash equivalents of $0, reflecting no change from April 30, 2006. While the Company has no foreseeable capital commitments, it also has no present expectations of generating any cash flow from operations until such time as it may successfully complete the acquisition of the business, operations, or assets of an operating entity.

We believe that our current cash and equivalents will satisfy our expected working capital requirements through fiscal 2007.

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and shareholders
Downside Up, Inc.:

We have audited the accompanying balance sheet of Downside Up, Inc. as of April 30, 2007, and the related statements of operations, changes in shareholders’ equity, and cash flows for the years ended April 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Downside Up, Inc. as of April 30, 2007, and the results of its operations and its cash flows for the years ended April 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and has a capital deficit at April 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP
Englewood, Colorado
July 16, 2007

DOWNSIDE UP, INC.
Balance Sheet
April 30, 2007

Assets

Total assets	$—

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$845
Accrued liabilities	3,000
Indebtedness to merger candidate (Note 5)	6,700
Total current liabilities	10,545

Shareholders’ deficit:
Preferred stock , no par value; 5,000,000 shares authorized, -0- shares issued and outstanding	—
Common stock , no par value; 20,000,000 shares authorized, 1,230,000 shares issued and outstanding	2,672
Additional paid-in capital	21,271
Accumulated deficit	(34,488)
Total shareholders’ deficit	(10,545)

Total liabilities and shareholders' deficit	$—

See accompanying notes to financial statements

DOWNSIDE UP, INC.
Statements of Operations

	For the Years Ended April 30,
	2007	2006
Costs and expenses:
Contributed rent (Note 2)	$1,200	$1,200
Other general and administrative costs	4,545	3,500
Total costs and expenses	5,745	4,700

Loss before income taxes	(5,745)	(4,700)

Income tax provision (Note 3)	—	—

Net loss	$(5,745)	$(4,700)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	1,230,000	1,230,000

See accompanying notes to financial statements

DOWNSIDE UP, INC.
Statement of Changes in Shareholders' Deficit

	Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance at May 1, 2005	—	$—	1,230,000	$2,672	$18,871	$(24,043)	$(2,500)

Contributed rent (Note 2)	—	—	—	—	1,200	—	1,200
Net loss	—	—	—	—	—	(4,700)	(4,700)

Balance at April 30, 2006	—	—	1,230,000	2,672	20,071	(28,743)	(6,000)

Contributed rent (Note 2)	—	—	—	—	1,200	—	1,200
Net loss	—	—	—	—	—	(5,745)	(5,745)

Balance at April 30, 2007	—	$—	1,230,000	$2,672	$21,271	$(34,488)	$(10,545)

See accompanying notes to financial statements

DOWNSIDE UP, INC.
Statements of Cash Flows

	For the Years Ended April 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(5,745)	$(4,700)
Adjustments to reconcile net loss to net cash used by operating activities:
Office space contributed by an affiliate (Note 2)	1,200	1,200
Changes in operating assets and liabilities:
Accounts payable	845	—
Accrued liabilities	(3,000)	—
Indebtedness to merger candidate	6,700	3,500
Net cash used in operating activities	—	—

Net change in cash	—	—

Cash:
Beginning of year	—	—

End of year	$—	$—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest .	$—	$—

See accompanying notes to financial statements

Footnotes to Financial Statements

(1) Summary of Significant Accounting Policies

Organization and Basis of Presentation

Downside Up, Inc. (the “Company”) was incorporated under the laws of Colorado on April 9, 1998 to engage in any lawful corporate undertaking. The Company has no revenue producing operations to date. The Company is classified as a “blank check” shell company. The Company’s business plan is to evaluate, structure and complete a merger with or acquisition of, a privately owned corporation.

On June 2, 2005, two of the Company’s major shareholders completed a Stock Purchase Agreement with Atlantic Capital E & F, LLC (“Atlantic”), resulting in a change of control of the Company (see Note 5).

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred losses since inception and has a capital deficit at April 30, 2007. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to complete a merger or acquisition with an operating entity and ultimately to attain profitability. The Company intends to evaluate, structure and complete a merger with, or acquisition of, a privately owned operating entity. There is no assurance that the Company will ever be successful in completing a merger or acquisition.

Cash and Cash Equivalents

For financial accounting purposes and the statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at April 30, 2007.

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

At April 30, 2007, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

(2) Related Party Transactions

An affiliate provided free office space to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company’s Board of Directors valued this service at approximately $100 per month, based on prevailing local market conditions. The accompanying financial statements include a charge to “Contributed rent” and a credit to “Additional paid-in capital” of $1,200 and $1,200, respectively, for the years ended April 30, 2007 and 2006.

(3) Income Taxes

Following are reconciliations of U.S. statutory federal income tax rate to the effective rate:

	Years Ended
	April 30,
	2007	2006
U.S. statutory federal rate	15.00%	15.00%
State income tax rate, net of federal benefit	3.94%	3.94%
Contributed rent	-3.96%	-4.84%
Net operating loss (NOL) for which no tax
benefit is currently available	-14.98%	-14.10%
	0.00%	0.00%

At April 30, 2007, deferred taxes consisted of a net tax asset of $4,469 due to operating loss carryforwards of $23,588, which were fully allowed for, in the valuation allowance of $4,469. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended April 30, 2007 and 2006 were $861 and $663, respectively. Net operating loss carryforwards will expire through 2027.

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

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

(4) Shareholders’ Equity

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

Stock Purchase Agreement

On June 2, 2005, two of the Company’s major shareholders completed a Stock Purchase Agreement with Atlantic Capital E & F, LLC (“Atlantic”), whereby Atlantic purchased 750,000 shares of the Company’s issued and outstanding common stock for $80,000. The 750,000 shares constituted approximately 61% of the Company’s issued and outstanding common stock, which resulted in a change of control.

Changes in officers/directors

On June 17, 2005, following the closing of the Stock Purchase Agreement, Mr. James B. Wiegand, who had been serving as the Company’s sole director and officer, resigned from his positions as director and officer. Michael Cavaleri was subsequently appointed the Company’s director and executive officer.

(5) Letter of Intent

On May 1, 2006 the Company entered into a Letter of Intent with Protection Sciences, Inc. (“PSI”), whereby the Company would acquire all of the issued and outstanding common shares of PSI in exchange for 91.8% of the Company’s total issued and outstanding common shares. The transaction would result in a change in control of the Company. The transaction had not closed as of April 30, 2007.

During the year ended April 30, 2007, PSI advanced the Company $6,700 for working capital to pay certain professional fees. The advances carry no interest rate and are due on demand.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Corporate Management Services, Inc. (1)	250,000	20.3%
1823 S Quincy Street
Tulsa, OK 74120

Atlantic Capital E & F LLC	287,000	23.3%
750 Broad Street
Shrewsbury, New Jersey 07702

Innovative Marketing Concepts	176,000	14.3%

Roadwings Financial Services, LLC	287,000	23.3%

Michael J. Cavaleri	-0-	-0-
CEO of the Company

Angelo Luca	-0-	-0-
Vice President

All Executive Officers
and Directors as a Group (2 Persons)	-0-	-0-

Item 12. Certain Relationships and Related Transactions

Not Applicable

Item 13. Exhibits

3.1	Articles of Incorporation of the Registrant, as amended*

3.2	By-laws of the Registrant, as amended*

31.1	Section 302 Certification of Chief Executive Officer and Chief Accounting/Financial Officer (1)

31.2	Section 302 Certification of Vice-President (1)

32.1	Section 906 Certification of Chief Executive Officer and Chief Accounting/Financial Officer (1)

32.2	Section 906 Certification of Vice-President (1)

* Previously filed as an exhibit to the Company's Form 10-SB filed on June 28, 2002

(1) Filed herewith

Item 14. Principal Accountant Fees And Services

Audit and audit-Related Fees

During the year ended April 30, 2006, the Company's principal accountant billed $3,500 in fees that were directly associated with the preparation of annual 6udit reports and quarterly review reports.

During the year ended April 30, 2007, the Company's principal accountant billed$4,200 in fees that were directly associated with the preparation of annual audit reports and quarterly review reports.

Tax Fees

The Company's principal accountant did not bill any tax fees during the years ended April 30, 2007 and 2006.

All Other Fees

The Company's principal accountant did not bill any other fees during the years ended April 30, 2007 and 2006.

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

Date: July 31, 2007	Downside Up, Inc.

/s/ Michael J. Cavaleri
Michael J. Cavaleri, Chief Executive Officer and Chief Financial Officer

/s/ Angelo Luca
Angelo Luca, Vice President and Corporate Secretary