Form 10QSB
period 2007-07-31
DOWNSIDE UP INC
filed 2007-09-25
CIK 1176187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

For the quarterly period ended: July 31, 2007

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	1,230,000
(Class)	(Outstanding as of September 15, 2007)

DOWNSIDE UP, INC.
FORM 10-QSB
July 31, 2007

INDEX

		Page
Part I -	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets	F-2
	Consolidated Statements of Operations	F-3
	Consolidated Statements of Cash Flows	F-4
	Consolidated Statements of Stockholders’ Equity	F-5
	Notes to Consolidated Financial Information	F-6

Item 2	Management’s Discussion and Analysis or Plan of Operation	3

Item 3	Controls and Procedures	8

Part II -	OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission Of Matters To A Vote Of Security Holders	9

Item 5.	Other Information	10

Item 6.	Exhibits

Signatures

Certifications

PART I: FINANCIAL INFORMATION

DOWNSIDE UP, INC.
Condensed Balance Sheet
July 31, 2007
(Unaudited)

Assets
Current assets:
Cash	$9,836
Restricted cash (Note 4)	150,000
Note receivable (Note 5)	350,000
Accrued interest receivable	1,458
Total current assets	511,294

Debt issue costs, less accumulated amortization of $3,085	70,960

Total assets	$582,254

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$56,508
Indebtedness to former merger candidate (Note 3)	6,700
Accrued interest payable (Note 4)	2,500
Total current liabilities	65,708

Long-term debt (Note 4):
Convertible notes payable, net of unamortized
discount of $563,165	36,835
Derivative liability	423,243
Total liabilities	525,786

Shareholders’ equity:
Common stock , no par value; 20,000,000 shares authorized,
1,230,000 shares issued and outstanding	2,672
Additional paid-in capital	173,475
Deficit accumulated during development stage	(119,679)
Total shareholders’ equity	56,468

Total liabilities and shareholders' equity	$582,254

See accompanying notes to condensed financial statements

DOWNSIDE UP, INC.
Condensed Statements of Operations
(Unaudited)
	Three Months Ended
	July 31,
	2007	2006
Operating expenses:
Contributed rent (Note 2)	$300	$300
Other general and administrative costs	68,782	700

Total operating expenses	69,082	1,000

Non-operating income/(expense):
Interest income	1,458	—
Interest expense:
Amortization of debt issue costs	(3,085)	—
Amortization of debt discount	(11,982)	—
Interest on convertible debt	(2,500)	—

Loss before
income taxes	(85,191)	(1,000)

Income tax provision (Note 6)	—	—

Net loss	$(85,191)	$(1,000)

Basic and diluted loss per share	$(0.07)	$(0.00)

Weighted average common shares outstanding	1,230,000	1,230,000

See accompanying notes to condensed financial statements

DOWNSIDE UP, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	July 31,
	2007	2006

Net cash used in operating activities	$(166,119)	$—

Cash flows from investing activities:
Issuance of note receivable to merger candidate (Note 5)	(350,000)	—
Net cash used in investing activities	(350,000)	—

Cash flows from financing activities:
Proceeds from issuance of convertible debt (Note 4)	600,000	—
Payments for debt issue costs	(74,045)	—
Net cash provided by financing activities	525,955	—

Net change in cash	9,836	—

Cash:
Beginning of period	—	—

End of period	$9,836	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—
Non-cash investing and financing transactions:
Relative fair value of warrants issued in
connection with convertible debt (Note 4)	$151,904	$—
Derivative liability (Note 4)	$423,243	$—

See accompanying notes to condensed financial statements

DOWNSIDE UP, INC.
Notes to Condensed Financial Statements
(Unaudited)

Note 1: Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended April 30, 2007 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company has no revenue producing operations and is classified as a “blank check” company. The Company’s business plan is to evaluate, structure and complete a merger with or acquisition of, a privately owned corporation.

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

Note 2: Related Party Transactions

An affiliate provided free office space to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company’s Board of Directors valued this service at approximately $100 per month, based on prevailing local market conditions. The accompanying financial statements include a charge to “Contributed rent” and a credit to “Additional paid-in capital” of $300 and $300, respectively, for the three months ended July 31, 2007 and 2006.

Note 3: Indebtedness to Former Merger Candidate

As of July 31, 2007, a former merger candidate (see Note 7) had paid professional fees on behalf of the Company totaling $6,700. The payment has been included in the accompanying unaudited interim financial statements as Indebtedness to former merger candidate.

Note 4: Private Placement

During June 2007, the Company commenced a private offering of its securities to accredited investors in certain select states. The Company offered up to forty “Units” to select accredited investors on a best effort basis. The Units are offered for a total subscription price of $25,000 per Unit to persons who qualify as “accredited investors” as such term is defined in the rules and regulations of the Securities Act. Each Unit is comprised of one unsecured convertible promissory note, accruing interest at ten percent (the “Note” or “Notes”) and one warrant to purchase 25,000 shares of its common stock. All or a portion of the principal and accrued interest on the Note, at the holder’s option, may be converted into shares of its common stock, provided that its common shares underlying the Notes are then included in a resale prospectus forming part of a registration statement declared effective by the U.S. Securities and Exchange Commission. Each warrant shall entitle the investor to purchase up to 25,000 shares of its common stock at the exercise price of $1.00 per share, anytime during the five year period following issuance, provided as well that its common shares underlying the Warrants are then included in a resale prospectus forming part of a registration statement declared effective by the U.S. Securities and Exchange Commission. The number of shares into which the Notes are convertible will be equal to the quotient of the converted principal and interest divided by the average trading price of the common shares over the ten trading day period immediately preceding the conversion date, less a twenty-five percent discount. Subject to 30 days’ notice, the Notes shall be redeemed and paid in full at the earlier of either (i) two years from the date of issuance or; (ii) upon the closing of a financing transaction of at least $5,000,000. The Company intends to file a registration statement to register the common shares underlying both the Notes and the Warrants within a reasonable time following the closing of its merger transaction with ESP Resources, Inc. (see Note 8), but no later than October 31, 2007.

DOWNSIDE UP, INC.
Notes to Condensed Financial Statements
(Unaudited)

The Company relied upon the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), of Section 4(2) and Regulation D in connection with the issuance of the above identified securities. The Company had a pre-existing relationship with the accredited investors who subscribed to purchase the Units; and no general solicitation was involved; each investor represented in his or her subscription agreement that he or she was an accredited investor, and; investors acknowledged that the securities subscribed for and to be issued were subject to transfer and sale restrictions and would bear a restrictive legend, disclosing that any transfer or other disposition could only be made in compliance with the registration requirements of the Securities Act or pursuant to exemptions therefrom.

As of July 31, 2007, the Company has sold 24 units resulting in gross proceeds of $600,000, of which $450,000 had been received by the Company and $150,000 was held in escrow by the Company’s attorney. Accrued interest expense related to the convertible notes totaled $2,500 at July 31, 2007.

Common Stock Warrants

The relative fair value of the warrants issued with the convertible notes was charged to additional paid-in capital with a corresponding discount on the convertible notes payable.  The discount is amortized over the life of the debt.

The fair value for the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.82%
Dividend yield	0.00%
Volatility factor	101.03%
Weighted average expected life	5 years

The weighted average exercise price and weighted average fair value of the warrants were $1.00 and $.339, respectively.  The relative fair value of the warrants totaled $151,904.

Derivative Financial Instrument

The Company generally does not use derivative instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as embedded conversion features, where an embedded option in a debt security contains the price of a specific equity instrument, are bifurcated and are classified as derivative liabilities. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. The derivative liability consisted of the following at July 31, 2007:

		Number of Shares
		In Which The
	Derivative	Derivative Liability
	Liability	Can Be Settled
Embedded conversion feature, July 31, 2007	$423,243	1,621,622

 The fair value of the embedded conversion feature was recorded as a derivative liability with a corresponding discount on the convertible notes payable.  The discount is amortized over the life of the debt.

DOWNSIDE UP, INC.
Notes to Condensed Financial Statements
(Unaudited)

The fair value for the embedded conversion feature was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.77%
Dividend yield	0.00%
Volatility factor	75.07%
Weighted average expected life	2 years

As the discounts associated with the warrants and derivative liability are amortized, the reported outstanding principal balance of the convertible notes will approach the remaining unpaid value ($600,000 at July 31, 2007). As of July 31, 2007, amortization of the discounts totaled $11,982 and has been charged to interest expense.

Note 5: Note Receivable

As disclosed in its private offering memorandum, the Company has agreed to loan funds to its merger candidate, ESP Resources, Inc. (“ESP”). On July 10, 2007, the Company received a promissory note from ESP for a total of $2.2 million. As of July 31, 2007, the Company had loaned ESP $350,000. The note pays interest at “the lowest applicable federal rate” and matures on November 10, 2007. The note is unsecured and shall be forgiven upon the closing of the merger transaction between the Company and EPS.

Note 6: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the periods shown on the accompanying unaudited interim financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

Note 7: Letter of Intent - Terminated

On May 4, 2006, the Company entered into a Letter of Intent, dated May 1, 2006, with Protection Sciences, Inc. (“Protection”). Pursuant to the Letter of Intent, at the time of the execution of a Definitive Stock Purchase Agreement and the conclusion of the transaction between the parties, Protection (and any assignees as set forth by them) would have been the owners of a total of 91.8% of the total issued and outstanding shares of Downside. All agreements between the Company and Protection have terminated, including the termination of the Letter of Intent.

Note 8: Subsequent Events

Agreement and Plan of Reorganization

On September 14, 2007, the Company signed an Agreement and Plan of Reorganization with ESP Resources, Inc. (“ESP”), Downside Up, Inc. and the shareholders of ESP Resources, Inc. (the “Merger or Acquisition Agreement”), pursuant to the principal terms of which the ESP shareholders will exchange all of their ESP shares for our common shares, with ESP merging with our wholly-owned subsidiary and becoming the surviving corporation of such merger (the “Merger”) and our new wholly owned subsidiary. As a result of the Merger, ESP shareholders shall own approximately seventy-five (75%) percent of the Company’s outstanding, post-Merger common shares, or 18,000,000 common shares, and the Company’s current shareholders approximately twenty-five percent, or 6,000,000 common shares. Upon consummation of the Merger, a “Change in Control” will take place and all of our officers and directors will resign except that Michael Cavaleri will continue to serve as a director of the company, and the Company will appoint the officers and directors of ESP Resources, Inc. to serve as the Company’s officers and directors.

DOWNSIDE UP, INC.
Notes to Condensed Financial Statements
(Unaudited)

The Merger is subject to several conditions: first, the Company must obtain the approval of its shareholders for: (i) the Merger as well as for amendments to the Company’s Articles of Incorporation (ii) to increase of its authorized common shares from 20,000,000 to 100,000,000, and; (iii) to change its corporate name to “ESP Enterprises, Inc.” In addition, the Company shall seek shareholder approval to further amend its Articles of Incorporation to insert a provision that would permit shareholder action by majority shareholder written consent. In connection with these proposals the Company is filing a proxy statement with the Securities and Exchange Commission to schedule a special meeting of shareholders to vote on these proposals. Some of the Company’s shareholders who own approximately 61% of the 1,230,000 currently outstanding common shares have indicated that they intend to vote in favor of all of these proposals.

Private Placement

The Company has increased its private offering maximum from the original 40 Units, or $1,000,000, to 100 Units, or $2,500,000. The Company has raised subscription proceeds in its private offering of $1,050,000 as of the date of this report. As disclosed in its private offering memorandum, the Company has loaned a total of $700,000 to ESP Resources, Inc. on an unsecured basis until the closing of the merger transaction between us at which time the loan amount shall be forgiven. The Company’s private placement offering was extended to October 31, 2007, unless the Company decides to terminate it earlier.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

OVERVIEW

(a) History of the Company

Downside Up, Inc. (the “Company” or the “Registrant”), is a Colorado corporation. Our principal business address is 750 Broad Street, Shrewsbury, New Jersey 07702. Our phone number is 973-598-2543.

We were organized under the laws of the State of Colorado on April 9, 1998 to engage in any lawful corporate undertaking, including selected mergers and acquisitions.

On May 4, 2006, the Company entered into a Letter of Intent, dated May 1, 2006, with Protection Sciences, Inc. (“Protection”). Pursuant to the Letter of Intent, at the time of the execution of a Definitive Stock Purchase Agreement and the conclusion of the transaction between the parties, Protection (and any assignees as set forth by them) would have been the owners of a total of 91.8% of the total issued and outstanding shares of Downside. All agreements between the Company and Protection have terminated, including the termination of the Letter of Intent.

During the last quarter of our 2006 fiscal year, a representative of ESP Resources, Inc. contacted management and a meeting was scheduled to introduce the principals of a specialty chemical business known as ESP Resources, Inc. A meeting between Company management and the ESP principals took place in New York City and initial discussions exploring a potential business combination ensued.

Following a series of meetings and further negotiations, management of ESP, the ESP Shareholders and the Company signed a confidential Letter of Intent pursuant to which the parties agreed to a proposed structure of a business combination between the two companies and to draft and execute a definitive agreement as soon as practicable.

Thereafter, Company and ESP management began financial and legal due diligence reviews of each other’s business and organization. On June 4, 2007, the Company’s Board of Directors unanimously approved the proposed transactions between the Company and ESP. At the same time we commenced a private placement transaction, to raise a maximum $1,000,000 in gross proceeds from accredited investors, for the principal purpose of providing working capital for our company prior to the prospective merger with ESP Resources and to provide up to $700,000 of working capital for ESP Resources, both before and after the merger. On September 14, 2007, the Company, ESP Resources, Inc. and the ESP Shareholders executed and delivered an Agreement and Plan of Reorganization.

The Board of Directors of the Company considered the business and financial aspects of the Agreement and Plan of Reorganization and determined that the ESP Acquisition was in the best interests of the Company and its shareholders.

In making its determination, the Board considered the following factors:

•	The Company’s structure as a reporting public shell company whose mission since inception has been to merge with a viable business;

•	The Acquisition of ESP would provide the Company and its shareholders with the opportunity to acquire and expand the operations of a business in the specialty chemical industry;

•	The ESP business and operations was a functional platform, already generating some revenue with experienced management and prospects to expand its business.

After considering all of the above factors, the Board unanimously determined that the ESP Acquisition was in the best interests of the Company and its shareholders.

On or about June 28, 2007, we commenced a private offering of our securities to accredited investors in certain select states. We offered up to forty (40) “Units” to select accredited investors on a best effort basis. The Units are offered for a total subscription price of $25,000 per Unit to persons who qualify as “accredited investors” as such term is defined in the rules and regulations of the Securities Act. Each Unit is comprised of one unsecured convertible promissory note, accruing interest at ten (10%) per cent (the “Note” or “Notes”) and one (1) warrant to purchase 25,000 shares of our common stock. All or a portion of the principal and accrued interest on the Note, at the holder’s option, may be converted into shares of our common stock, provided that our common shares underlying the Notes are then included in a resale prospectus forming part of a registration statement declared effective by the U.S. Securities and Exchange Commission. Each warrant shall entitle the investor to purchase up to 25,000 shares of our common stock at the exercise price of $1.00 per share, anytime during the five (5) year period following issuance, provided as well that our common shares underlying the Warrants are then included in a resale prospectus forming part of a registration statement declared effective by the U.S. Securities and Exchange Commission. The number of shares into which the Notes are convertible will be equal to the quotient of the converted principal and interest divided by the average trading price of the common shares over the ten (10) trading day period immediately preceding the conversion date, less a twenty-five (25%) percent discount (the “Conversion Rate”). For example, if the average trading price of the common shares is $2.00, then after applying the 25% discount, the Conversion Rate would be $1.50 for one of our common shares. Subject to 30 days’ notice, the Notes shall be redeemed and paid in full at the earlier of either (i) two years from the date of issuance or; (ii) upon the closing of a financing transaction of at least $5,000,000 (the “Qualified Financing”). We intend to file a registration statement to register the common shares underlying both the Notes and the Warrants within a reasonable time following the closing of our merger transaction with ESP Resources, Inc., but no later than October 31, 2007.

(b) Plan of Operation

Management is seeking to hold a special meeting of shareholders to approve the Merger Agreement and adopt amendments to our Article of Incorporation to: (A) increase our authorized common shares from 20,000,000 to 200,000,000; (B) to insert a new provision into our Articles of Incorporation, permitting shareholder action by majority shareholder written consent, and; (C) to change our corporate name to ESP Enterprises, Inc., following consummation of the Merger Agreement.

Subsequent Events

On September 14, 2007, we signed an Agreement and Plan of Reorganization with ESP Resources, Inc., Downside Up, Inc. and the shareholders of ESP Resources, Inc. (the “Merger or Acquisition Agreement”), pursuant to the principal terms of which the ESP shareholders will exchange all of their ESP shares for our common shares, with ESP merging with our wholly-owned subsidiary and becoming the surviving corporation of such merger (the “Merger”) and our new wholly owned subsidiary. As a result of the Merger, ESP shareholders shall own approximately seventy-five (75%) percent of our outstanding, post-Merger common shares, or 18,000,000 common shares, and our shareholders approximately twenty-five (25%) percent, or 6,000,000 common shares. Upon consummation of the Merger, a “Change in Control” will take place and all of our officers and directors will resign except that Michael Cavaleri will continue to serve as a director of the company, and we will appoint the officers and directors of ESP Resources, Inc. to serve as our officers and directors.

The Merger is subject to several conditions: first, we must obtain the approval of our shareholders for: (i) the Merger as well as for amendments to our Articles of Incorporation (ii) to increase of our authorized common shares from 20,000,000 to 100,000,000, and; (iii) to change our corporate name to “ESP Enterprises, Inc.” In addition, we shall seek shareholder approval to further amend our Articles of Incorporation to insert a provision that would permit shareholder action by majority shareholder written consent. In connection with these proposals we are filing a proxy statement with the Securities and Exchange Commission to schedule a special meeting of shareholders to vote on these proposals. Some of our shareholders who own approximately 61% of the 1,230,000 currently outstanding common shares have indicated that they intend to vote in favor of all of these proposals.

We have increased our private offering maximum from the original 40 Units, or $1,000,000, to 100 Units, or $2,500,000. We have raised subscription proceeds in our private offering of $1,050,000 as of the date of this report. As disclosed in its private offering memorandum, we have loaned $700,000 to ESP Resources, Inc. on an unsecured basis until the closing of the merger transaction between us at which time the loan amount shall be forgiven. Our private placement offering was extended to October 31, 2007, unless we decide to terminate it earlier.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Period Ended June 30, 2007 - ESP Resources, Inc.

The discussion and analysis presented below pertain to the business of ESP Resources, Inc. Any references to “the Company” pertain to ESP Resources, Inc. unless indicated otherwise. Downside Up, Inc. did not engage in any active operations during the year. Its activities were restricted to exploring suitable merger prospects which accounted for expenses throughout the reporting period totaling $134,768. These efforts culminated in the proposed merger between the Downside Up, Inc. and ESP Resources, Inc.

Results of Operations for the Year Ended June 30, 2007 and outlook to 2008

Management had initially planned that ESP Resources, Inc. would begin operations in October 2006 and that the company would be operating during all of 2007. However, the operations for ESP did not begin until February 2007. Nevertheless, management expects to be generating revenues of approximately $300,000 per month by December 2007, from the existing client base and the addition of three new clients which we acquired in the last thirty days. The cycle time between acquisition of a new client and full implementation of the chemical sales program for the new client is anywhere from 60-120 days. The Company had sales in July, 2007 of $145,000. The target of $300,000 monthly revenues by the end of the year does not include any additional new clients which may be acquired between now and the end of 2007.

Management intends to expand its customer base and revenues, initially through acquisitions of established Operators in its marketplace which, if identified and consummated, would significantly broaden our market presence. As of the date hereof, we have no definitive agreements with any such third party operators and if we were to successfully identify and contract to acquire any such third party operator, we would project consummation of any such acquisition would occur in the first quarter of 2008. Accordingly, the total revenue for the Company in 2007 will solely be from operations of our subsidiary ESP PetroChemicals. We now project total revenues for 2007 at approximately $1.75 million.

ESP Resources Inc. is a custom formulator of oilfield petrochemicals. Our field engineers and technicians utililize base component materials and combine these base chemicals to custom formulate a product usually made up of three or more base materials in various percentages. This custom blend is specifically designed to treat the customer’s specific problem in the oil and gas well or in the pipeline or in the flowline or in the separation equipment or in the sales line to the end purchaser of the oil and gas product. This custom formulation is what provides ESP with a distinct advantage over our competition. Most of our competition uses a finished product in a field kit that their field technicians have to make “fit” to the problem and therefore obtain a low rate of treatment efficiency.

The cost-of-goods-sold reflects purchases of raw materials which are then custom blended into a proprietary product line that is unique to ESP. From February until May of this year, ESP bought the majority of our custom blended chemicals from Turf Chemicals located in McAllen, Texas. ESP supplied the chemical formulation for a specific product design and Turf manufactured the chemical product in accordance with the formulation supplied in a “toll” manufacturing capacity. Mr. Gerard Primeaux, an officer of the Company, is a 50% owner of Turf Chemicals. Notwithstanding this apparent conflict of interest relationship, the Company’s transactions with Turf Chemicals were deemed by the Board of Directors to be commercially fair to the Company at the times when they occurred.

In July, 2007, ESP purchased chemical blending equipment to begin manufacturing the company’s product line of proprietary custom formulated chemical blends. As of this writing, we are currently blending 80% of our product line and should increase this to 100% by September, 2007 as we establish additional relationships with all of the base chemical suppliers in the U.S.

The production and drilling chemical business in the U.S. market is dominated by three “major” suppliers: Baker Petrolite, Nalco Chemicals, and Champion Chemicals. Baker and Nalco are public companies while Champion is private. These three major suppliers account for approximately 40% of the total supply of petrochemicals in the domestic market. The remaining 60% is supplied by more than 150 independent suppliers located throughout the U.S., most of which produce yearly revenues of less than $3million per year. ESP management intends to utilize a “rollup” strategy and acquire several of these independent suppliers to increase our market share over the next several years.

For the period November 20, 2006 (date of inception) to June 30, 2007, the Company had revenues of $562,150. Revenues consisted almost entirely of sales of chemicals for use in the oil and gas industry.

Gross profits amounted to $315,792. We expect our gross margin to increase as we replace purchased materials with our proprietary custom formulated chemical blends. After deducting selling and general and administrative expenses of $332,072, the Company realized an operating loss of $16,423. Interest and miscellaneous non-operating expenses totaled $6,504. The year concluded with a net loss of $19,739 after recognition of deferred tax benefits of $3,188.

Liquidity and Capital Resources

In the absence of sufficient cash flow from operations, required working capital to finance ongoing operations was supplied primarily through a factoring arrangement on the Company’s receivables. At June 30, 2007, the deficit in working capital amounted to $142,337. Stockholders’ equity showed an impairment of $16,599. The negative cash flow from operations totaled $116,472.

Management has obtained additional working capital, subsequent to June 30, 2007, through a loan arrangement with its planned merger partner Downside-Up, Inc. Downside-Up, Inc. has engaged in a series of private placement transactions to raise capital in advance of the planned merger (see “Subsequent Events” above) and is currently negotiating with several financing sources with the goal of obtaining commitments for further investments in form of debt or equity capital, to fund future operations and the expansion of the business of ESP Resources, Inc. There can be no assurance, however, that the company will be able to identify any sources of equity or debt financing and if we do, whether such financings could be obtained on commercially acceptable terms.

The Articles of Incorporation of the Company provide that the Company may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

We are presently subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company’s audited financial statements included in its annual report on Form 10-KSB.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Form 10-QSB for the quarter ended July 31, 2007, an evaluation was undertaken, under the supervision and with the participation of the Company’s Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act; and; based upon that evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that the design of the Company’s disclosure controls and procedures are effective and ensure that all material information required to be disclosed by the Company in the reports that it files or submits under the Act, are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms; in addition, the evaluation confirmed that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to Company management, including its Chief Executive Officer/ Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company maintains a system of internal controls designed to provide reasonable assurance that: (i) the Company’s transactions are properly authorized; (ii) the Company’s assets are protected against unauthorized or improper use, and (iii) the Company’s transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with generally accepted accounting principles.

(b) Changes in Internal Control over Financial Reporting

Since the date of the most recent evaluation of the Company’s internal controls by Company management, including the Chief Executive Officer/Chief Financial Officer, there have not been any changes in the Company’s internal controls or other factors for the period covered by the subject Form 10-QSB that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No legal proceedings to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature, pending or threatened, or judgments entered against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)  Issuance of unregistered securities

During the quarter ended July 31, 2007, the Company issued the following unregistered securities:

Twenty-four (24) “Units” to 14 accredited investors and received gross subscription proceeds of $600,000, or $25,000 per Unit. Each Unit is comprised of one unsecured convertible promissory note, representing $25,000 in principal debt, accruing interest at ten (10%) per cent and one (1) warrant to purchase up to 25,000 shares of the DUI’s common stock. All or a portion of the principal and accrued interest on the Note, at the holder’s option, may be converted into shares of Company Common Stock, provided that the Common Shares underlying the Notes are then included in a resale prospectus forming part of a registration statement declared effective by the U.S. Securities and Exchange Commission. Each warrant entitles the investor to purchase up to 25,000 shares of Company common stock at the exercise price of $1.00 per share, anytime during the five (5) year period following issuance, provided as well that the Common Shares underlying the Warrants are then included in a resale prospectus forming part of a registration statement declared effective by the U.S. Securities and Exchange Commission. The number of shares into which the Notes are convertible will be equal to the quotient of the converted principal and interest divided by the average trading price of the Common Shares over the ten (10) trading day period immediately preceding the conversion date, less a twenty-five (25%) percent discount (the “Conversion Rate”). For example, if the average trading price of the Common Shares is $2.00, then after applying the 25% discount, the Conversion Rate would be $1.50 for one DUI common share. Subject to 30 days’ notice, the Notes shall be redeemed and paid in full at the earlier of either (i) two years from the date of issuance or; (ii) upon the closing of a financing transaction of at least $5,000,000 (the “Qualified Financing”). The Company intends to file a registration statement to register the Common Shares underlying both the Notes and the Warrants within a reasonable time following the closing of the merger transaction between the Company and ESP Resources, Inc., but no later than October 31, 2007.

The Company relied upon the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), of Section 4(2) and Regulation D in connection with the issuance of the above identified securities. The Company had a pre-existing relationship with the accredited investors who subscribed to purchase the Units; and no general solicitation was involved; each investor represented in his or her subscription agreement that he or she was an accredited investor, and; investors acknowledged that the securities subscribed for and to be issued were subject to transfer and sale restrictions and would bear a restrictive legend, disclosing that any transfer or other disposition could only be made in compliance with the registration requirements of the Securities Act or pursuant to exemptions therefrom.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We are filing a proxy statement with the Securities and Exchange Commission to schedule a special meeting of shareholders to vote on the following proposals: (A) to approve the proposed merger with ESP Resources, Inc., and to adopt amendments to our Articles of Incorporation (i) to increase of our authorized common shares from 20,000,000 to 100,000,000; (ii) to insert a new provision that would permit shareholder action by majority shareholder written consent, and; (iii) to change our corporate name to “ESP Enterprises, Inc.”

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS

(a) Exhibits

3.1	Articles of Incorporation of the Registrant, as amended*
3.2	By-laws of the Registrant, as amended*
10.1	Agreement and Plan of Reorganization, dated September 14, 2007 +

31.1	Section 302 Certification of Michael Cavaleri, Chief Executive Officer, President and Chief Accounting/Financial Officer
31.2	Section 302 Certification of Angelo Duca, Vice President
32.1	Section 906 Certification of Michael Cavaleri, Chief Executive Officer, President and Chief Accounting/Financial Officer
32.2	Section 906 Certification of Angelo Duca, Vice President

* Previously filed as an exhibit to the Company’s Form 10-SB filed with the Commission on June 28, 2002

+ Previously filed as an exhibit to the Company’s Form 8-K filed with the Commission on September 19, 2007

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 24, 2007	Downside Up, Inc.

/s/ Michael J. Cavaleri
Michael J. Cavaleri, President,
Chief Fianancial Officer and Chief Accounting Officer

/s/ Angelo Luca
Angelo Luca, Vice President