Form 10-Q
period 2007-09-30
ESP ENTERPRISES, INC.
filed 2008-05-19
CIK 1176187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Act of 1934

For the quarterly period ended: September 30, 2007

Commission File number: 000-49896

ESP ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

Colorado
(State or other jurisdiction of Incorporation or organization)

84-1493159
(IRS Employee Identification No.)

P.O. Box 53846
Lafayette, LA 70505
 (337) 706-7056
 (Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	24,300,000
(Class)	(Outstanding as of May 16, 2008)

ESP ENTERPRISES, INC.
FORM 10-QSB
September 30, 2007

INDEX

		Page
Part I -	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets	1
	Consolidated Statements of Operations	2
	Consolidated Statements of Cash Flows	3
	Notes to Consolidated Financial Information	4 - 13

Item 2	Management’s Discussion and Analysis or Plan of Operation	14

Item 3	Controls and Procedures	17

Part II -	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission Of Matters To A Vote Of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits

Signatures

Certifications

PART I: FINANCIAL INFORMATION

ESP ENTERPRISES, INC. AND SUBSIDIARY

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2007 (UNAUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

PAGES	4 - 13	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ESP ENTERPRISES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheet
September 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$258,860
Accounts Receivable, net	164,243
Inventories, net	158,699
Prepaid Expenses and Other Current Assets	16,193
Due from Officers	36,000
Total Current Assets	633,995

Properties and Equipment, net	321,661

Other Assets
Security Deposit	3,503
Restricted Cash	14,140
Total Other Assets	17,643

Total Assets	$973,299

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$135,856
Factoring Payable	108,294
Accrued Expenses	15,840
Due to Shareholder	100
Loan from Merger Candidate	700,000
Accrued Interest	10,427
Current Maturities of Long-Term Debt	56,996
Total Current Liabilities	1,027,513

Long-Term Liabilities
Long-Term Debt (Less Current Maturities)	191,913

Total Liabilities	1,219,426

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, none
issued and outstanding	-
Common Stock, $0.0001 par value; 100,000,000 shares authorized,
17,850,000 shares issued and outstanding	1,785
Additional Paid-In Capital	1,215
Subscriptions Receivable	(1,000)
Accumulated Deficit	(248,127)
Total Stockholders' Deficit	(246,127)

Total Liabilities and Stockholders' Deficit	$973,299

See accompanying notes to condensed consolidated financial statements.

ESP ENTERPRISES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2007
(Unaudited)

	For the Three Months	For the Nine Months
	Ended September 30, 2007	Ended September 30, 2007

SALES, NET	$331,529	$331,529

COST OF GOODS SOLD	273,321	273,321

GROSS PROFIT	58,208	58,208

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	156,712	165,781
Professional Fees	50,105	58,627
Consulting Fees	41,500	41,500
Salaries and Wages	2,860	2,860
Total General and Administrative Expenses	251,177	268,768

LOSS FROM OPERATIONS	(192,969)	(210,560)

OTHER INCOME AND EXPENSES
Interest Expense	(13,123)	(13,123)
Factoring Fees	(21,518)	(21,518)
Interest Income	36	36
Miscellanous Expense	(108)	(108)
Loss on Sale of Assets	(429)	(429)
Total Other Income (Expenses)	(35,142)	(35,142)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(228,111)	(245,702)

PROVISION FOR INCOME TAXES (BENEFIT)

NET LOSS	$(228,111)	$(245,702)

Basic and Diluted Loss Per Share	$(0.01)	$(0.02)

Basic and Diluted Weighted Average Common Shares	17,850,000	14,924,453

See accompanying notes to condensed consolidated financial statements.

ESP ENTERPRISES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007
(Unaudited)

Nine Months Ended
September 30,
2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(245,702)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	15,044
Allowance for Uncollectable Receivables	65,243
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	102,417
Inventories	(108,578)
Prepaid Expense	(3,023)
Increase (Decrease) in:
Accrued Expenses	(10,085)
Accounts Payable	(45,574)
Net Cash Used In Operating Activities	(230,258)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from merger, net	7,924
Restricted Cash	(14,140)
Loan to Shareholder	(16,000)
Purchase of Fixed Assets	(11,248)
Net Cash Used in Investing Activities	(33,464)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank Overdraft	(9,048)
Stock Issued for Cash	2,000
Notes Payable	(136,428)
Loan from Merger Candidate	700,000
Loan Payable - Related Party	(34,042)
Net Cash Provided by Financing Activities	522,482

Net Increase in Cash	258,760

Cash at Beginning of Period	100

Cash at End of Period	$258,860

Supplemental disclosure of cash flow information:

Cash paid for interest	$6,897
Cash paid for taxes	$-

Supplemental disclosure of non-cash investing and financing activities:

See accompanying notes to condensed consolidated financial statements.

ESP ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B)  Organization

ESP Resources, Inc. (the Company) was incorporated in the State of Delaware in November 2006.  It was formed to act as a  manufacturer, distributor and marketer of specialty chemicals.

On June 15, 2007, the Company acquired all of the stock of ESP Petrochemicals Inc, which was incorporated in the State of Louisiana in November 2006.  ESP Petrochemicals, Inc. sells and blends chemicals for use in the oil and gas industry to customers primarily located in the Gulf of Mexico and Gulf States region.

(C)  Principles of Consolidation

The financial statements for the nine months ended September 30, 2007 include ESP Resources, Inc. and ESP Petrochemicals, Inc. (from acquisition on June 15, 2007) to September 30, 2007.  All intercompany accounts have been eliminated in the consolidation.

(D)  Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(E)  Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  The Company had no cash equivalents at September 30, 2007.

ESP ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

(F)  Accounts Receivable

The Company generally does not require collateral, and the majority of its trade receivables are unsecured.  The carrying amount for accounts receivable approximates fair value.

On February 2, 2007, the Company entered into a combined account factoring and security agreement with Midsouth Bank, which was renewed on June 20, 2007 and expires April 30, 2008.  Under the terms of the agreement, the Company may obtain advances up to 87 percent of eligible accounts receivable, subject to a three percent factoring fee. The Company is required to hold ten percent in a reserve account, which is released to the Company upon payment of the receivable.  The factoring agreement is subject to a revolving line of credit master note, which limits borrowing to $190,000.  The line of credit is payable upon demand, or if no demand is paid, with monthly payments of interest at 15 percent.  All outstanding principle plus accrued unpaid interest is due on April 30, 2008.  The payment terms of the line of credit will not be enforced while the factoring agreement is in effect.  The line of credit is secured by all inventory, accounts, and equipment of the Company and a commercial guarantee of a Company stockholder.  The total borrowings under the factoring agreement at September 30, 2007 were $108,294 with $14,140 held in restricted cash reserve. Accounting receivable at September 30, 2007 consisted of the following:

Accounts Receivable	$229,486
Less: Allowance for doubtful accounts	65,243
$164,243

For the period ended September 30, 2007, the Company recorded a provision for doubtful accounts of $65,243.

(G) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ESP ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

(H)  Advertising

Advertising costs are charged to operations when incurred.  Advertising expense for the period ended September 30, 2007 was $762.

(I) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of September 30, 2007, there are no common stock equivalents outstanding.

(J)  Inventory

Inventory represents raw and blended chemicals and other items valued at the lower of cost or market with cost determined using the first-in first-out method, and with market defined as the lower of replacement cost or realizable value.

As of September 30, 2007, inventory consisted of:

Raw Materials	$100,127
Finished Goods	58,572
$158,699

(K) Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a three year life for software.

(L)  Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25.  Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies.

ESP ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods.  On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

(M) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(N) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts receivable, accounts payable, advances from stockholder and notes payable approximate fair value based on the short-term maturity of these instruments.

(O) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At September 30, 2007 the Company had approximately $135,847 in excess of FDIC insurance limits.

The Company has two major customers that together account for 74% of accounts receivable at September 30, 2007 and 76% of the total revenues earned for the three months then ended, as follows:

Customer A                                28% of accounts receivable                               47% of total revenues
Customer B                                 46% of accounts receivable                               29% of total revenues

 (P) Revenue and Cost Recognition

The Company recognizes revenue from the sale of petro-chemical at the time title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists and the customer bears the risk of loss. Amounts billed to customers in sales transactions related to shipping and handling represent revenues earned for the goods provided and are included in sales.  Costs of shipping and handling are included in the cost of goods sold.

ESP ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

(Q) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 ”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

ESP ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 2  STOCKHOLDERS’ EQUITY

(A)  Stock Issued for Merger

On June 15, 2007 the Company entered into a Share-Exchange agreement for the acquisition of all outstanding shares of ESP Petrochemicals, Inc., a Louisiana corporation. ESP Resources issued 4,800,000 shares of common stock post reverse merger for 100% of the outstanding shares of ESP Petrochemicals, Inc.

NOTE 3  NOTES PAYABLE – RELATED PARTY

At September 30, 2007, the Company had balances due from two stockholders in the amount of $36,000.

At September 30, 2007, The Company had a balance due to a stockholder in the amount of $100 which was used to fund the initial operations of the Company.

NOTE 4  COMMITMENTS

In March, 2007, the Company entered into a one-year lease for its facilities in the amount of $3,117 per month.  Rent expense related to this lease for the nine months ended September 30, 2007 was $28,053.

In March 2007, the company entered into a month-to-month lease for a forklift in the amount of $1,409 per month.

In February 2007, the company entered into a lease for various chemical tanks with lease terms varying from six months to one year.  Rental fees under this lease are determined on a per day basis in amounts of $1.65 per day or $1.75 per day depending upon the model of tank rented.

NOTE 5  RELATED PARTY TRANSACTIONS

At September 30, 2007, the Company had an accounts receivable balance due from a related company in the amount of $65,243, of which $65,243 was set up as an allowance relating to this balance.   Sales to this related company amounted to $142,187 for the nine months ended September 30, 2007.

At September 30, 2007, the Company had an account payable to a related company in the amount of $20,636.  Purchases from this related company amounted to $284,044 for the nine months ended September 30, 2007.

At September 30, 2007, the Company had balances due from two stockholders in the amount of $36,000.

At September 30, 2007, the Company had a balance due to a stockholder in the amount of $100 which was used to fund the initial operations of the Company.

During September 2008, the Company received $700,000 of loans from a company prior to the completion of the reverse merger (Note 9).

ESP ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 6  GOING CONCERN

The Company has a net loss of $245,702, a negative cash flow from operations of $230,258, a working capital deficiency of $466,496 and a stockholders' deficiency of $248,127.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to continue operations will likely require additional capital. The condition raises substantial doubt about our Company to continue as a going concern. We expect cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. We also converted $1,150,000 in convertible notes payable into common stock after year end. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Even without a significant increase in revenues within the next twelve months, we anticipate being able to continue withour present activities, but we may require financing to achieve our objective of strategic acquisitions creating increasedprofit, revenue and growth.

NOTE 7  LONG-TERM DEBT

Long-term debt consisted of the following as of September 30, 2007:

Note payable to Midsouth Bank dated May 2007. The note
bears interest at 12.00 percent per annum and is payable in
monthly installments of $194, maturing May 2012. The note
is secured by equipment and deposit accounts.	$8,268

Note payable to Midsouth Bank dated February 2007. The
note bears interest at 12.00 percent per annum and is payable in monthly installments of $194, maturing February 2012.
The note is secured by equipment and deposit accounts.	6,898

Note payable to FMC dated January 2007. The note bears
interest at 2.90 percent per annum and is payable in monthly installments of $945, maturing February 2012. The note is
secured by a vehicle.	46,929

Note payable to FMC dated January 2007. The note bears
interest at 2.9 percent per annum and is payable in monthly
installments of $902 maturing February 2012. The note is
secured by a vehicle.	44,832

ESP ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note payable to FMC dated January 2007. The note bears
interest at 2.90 percent per annum and is payable in monthly installments of $902 maturing February 2012. The note is
secured by a vehicle.	44,832

Note payable to FMC dated January 2007. The note bears
interest at 2.90 percent per annum and is payable in monthly installments of $925 maturing February 2012. The note is
secured by a vehicle.	45,966

Note assumed with vehicle purchase, payable to FMC
dated December 2006. The note bears interest at 9.90
percent per annum and is payable in installments of $724
maturing December 2011. The notes is secured by a
vehicle.	30,015

Note assumed with vehicle purchase, payable to St. Martin
Bank dated December 2005. The note bears interest at
7.10 percent per annum and is payable in installments of
$852 maturing December 2009. The note is secured by
a vehicle.	21,169

Total	248,909

Less Current Maturities	(56,996)

Total Long-Term Debt	$191,913

ESP ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 8   ACQUISITION

On June 15, 2007 the Company entered into a Share-Exchange agreement for the acquisition of all outstanding shares of ESP Petrochemicals, Inc., a Louisiana corporation.  ESP Resources issued 4,800,000 shares of common stock post reverse merger for 100% of the outstanding shares of ESP Petrochemicals, Inc.

Purchase Price	$4,800
Cash	7,924
Accounts receivable	331,903
Property and equipment	325,457
Inventory	50,121
Prepaid expense	10,559
Deposit	3,503
Loan to shareholder	20,000
Liabilities assumed	(251,036)
Notes payable, net	(493,631)
Net assets acquired	$4,800

The table below summarizes the unaudited pro forma information of the results of operations as though the acquisitions had been completed as of January 1, 2007 and January 1, 2006, respectively:

	2007	2006
Gross revenue	$893,679	$-
Cost of Goods Sold	602,229	-
Gross Profit	291,450	-
Total Expenses	495,508	2,425
Net Income (loss) before taxes	$(204, 058)	$(2,425)
Loss per share	$(.01)	$(.00)
Weighted average shares	17,850,000	17,850,000

ESP ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 9  SUBSEQUENT EVENTS

On October 31, 2007, the Company was a party to a reverse triangular merger transaction.  The transaction involved the Company acquiring 17,850,000 shares (a seventy-five percent (75%) interest) in a third-party public corporation in exchange for 30,000,000 shares in the Company.  This transaction has been accounted for as a reverse acquisition.  Under this basis of accounting, ESP Resources is the acquirer and accordingly, the consolidated entity is considered to be a continuation of ESP Resources, and the financial statements at September 30, 2007 have been retroactively restated to reflect the reverse acquisition.

During December 2007, a stockholder repaid $16,000 of loans.

During October 2007, the Company received $367,000 of loans prior to closing of the triangular merger transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation contains “forward looking statements”.  Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report.  Although our management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report.  The following discussion should be read in conjunction with the audited Consolidated Financial Statements and related Notes included thereto.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Background

We were originally incorporated on April 9, 1998 in the state of Colorado as Downside Up, Inc. (“DUI”).  On September 14, 2007, we signed an Agreement and Plan of Reorganization with ESP Resources, Inc. (“ESP Resources”) and the shareholders of ESP Resources (the “Agreement”).

Through our subsidiary ESP Resources, we are a custom formulator of specialty chemicals for the energy industry.  Our more specific mission is to provide applications of surface chemistry to service to all facets of the fossil energy business via a high level of innovation. We are focusing our efforts on solving problems in a highly complex integration of processes to achieve the highest level of quality petroleum output. Listening to our customers with their changing demands and applying our skills as chemical formulators enables us to measure our success in this endeavor.

We are an oil field service company that also acts as manufacturer, distributor and marketer of specialty chemicals. ESP supplies specialty chemicals for a variety of oil field applications including separating suspended water and other contaminants from crude oil, pumping enhancement, cleaning, and a variety of fluids and additives used in the drilling and production process. At each drilling site or well that is in production, there exist a number of factors that make each site unique. Wells that are operating short distances from each other in the same field can have very different characteristics. This variance in operating conditions, chemical makeup of the oil and the usage of diverse equipment requires a very specific chemical blend to be used if maximum drilling and production well performance is to be attained.

Our goal is first, to solve the customer’s problem at the well and optimize drilling or production, and secondly, to sell our line of chemical products. Typically, the ESP field technician may gather information at a well site and analyze this data at the company’s labs in Lafayette, Louisiana. The data analysis provides testing parameters and reproduces conditions at the wellhead. This allows us to design and test a new chemical blend in a very short time. In many cases, a new blend may be in service at the well in as little as 24 hours. This unique process shortens the chemical development time frame from what might have been as long as two months or more to a few days or hours. The exceptional service, response times and chemical products that the ESP team is able to provide its customers is unique within the industry.

Plan of Operations

Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal for higher levels of profit, revenue and growth.

We anticipate that our operational as well as general and administrative expenses for the next 12 months will total $1,385,000. The breakdown is as follows:

New Facilities	$250,000
Equipment and inventory	$250,000
Research and Development	$100,000
Recruiting and hiring new employees	$295,000
Legal/Accounting	$50,000
Professional fees	$200,000
General/Administrative	$240,000
Total	$1,385,000

New Facilities

We intend to lease a new facility to utilize as the ESP blending facility, under current plans, we expect to begin operating this plant in 2008. Our current petrochemical blending operations are conducted in a rented warehouse in Lafayette, LA. By moving to a new, larger facility we will be able to increase our blending and storage capacity.  We have budgeted $250,000 for completing this objective. This includes an increase general working capital to facilitate economies of scale on purchases and general overhead.

Additional Equipment and Inventory

As a part of our business expansion plan we will need to purchase additional equipment and establish larger inventory levels. Our budget to establish product inventories to meet increased market demand is $100,000. Equipment purchases for additional field service vehicles are budgeted at $150,000 for a total amount of $250,000 for additional equipment and inventory during the next twelve month.

Research and Development

In response to demonstrated needs of our market, new chemicals and analytical services are being developed to include waste remediation, water treatment, and specialty biodegradable cleaning compounds. These new chemicals are especially useful to the oilfield operator and producers who are focused to use the new generation of biodegradable and non-toxic chemicals.

We plan to increase research and development efforts to refine the group of cleaning and other petrochemical products. This effort will allow ESP to further fine- tune its competitive advantages. We intend to develop additional Product technology with both in house development costs as well as working with outside vendors eager to meet demands. Total projected research and development costs for the next twelve months are budgeted at $100,000.

Recruiting and Hiring of new employees

We expect to increase the number of employees as we implement our business objectives and recruit additional internal management. To augment the current ESP staff to support and sustain prolonged growth under the plan of operations we plan to recruit additional employees in positions with annual salaries as identified below with a total budget of $295,000 during the next twelve months.

·	Administrative support	$25,000
·	Warehouse employees
	o Production Manager	$50,000
	o Utility	$40,000
·	Field Sales Technicians (2)	$80,000
·	Chief Financial Officer	$100,000
		$295,000

Professional Fees

We have allocated funds for professional fees to support our efforts in the listing of our securities. Legal and accounting fees are budgeted at $50,000. Additionally we plan to retain the assistance of several professional consultants to assist us in our growth and development and have budgeted $150,000 for this purpose for a total amount of $200,000 in professional fees during next twelve months.

Capitalizing on Strategic Acquisition Opportunities - In order to enhance our competitive position, we will continue to selectively explore strategic acquisitions. We believe there are opportunities for strategic acquisitions that will give us a foothold into new geographic markets. We will review potential acquisitions and, if necessary, seek investment partners in order to raise the necessary funds to acquire any operating business. Such partners may include banks, investment funds and broker-dealers, and management intends to utilize its significant contacts among these entities to facilitate such a relationship. We have no potential acquisitions in mind at this time nor have we entered into any discussions with any such potential partners. We do anticipate beginning to identify potential acquisitions after the first quarter of 2008. However, the specific amount, timing and terms will not be known until an agreement has been executed by us and is reviewed by any potential investment partner.

Completion of the strategic acquisition component of our plan of operation is subject to attaining adequate revenue or financing. We cannot assure investors that adequate revenues will be generated to acquire additional companies. In the absence of our projected revenues or financing, we may be unable to proceed with our plan of strategic acquisitions.

Capital Resources and Liquidity

Cash and cash equivalents were $258,860 at September 30, 2007 and current assets totaled $633,995 at September 30, 2007. The Company's total current liabilities were $1,027,513 at September 30, 2007. Working capital at September 30, 2007 was $393,518. During the quarter ended September 30, 2007, net cash used in operating activities was $230,258.

Net cash used in investing activities totaled $33,464 for the quarter ended September 30, 2007

Net cash provided by financing activities totaled $522,482 for the quarter ended September 30, 2007.  The net cash change was $258,760 for the year ended September 30, 2007.

We will continue to evaluate alternative sources of capital to meet our growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements.  There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.  We currently do not have enough cash to continue operations for the next twelve monts.

We have a net loss of $245,702, a negative cash flow from operations of $230,258, a working capital deficiency of $466,496 and a stockholders' deficiency of $248,127.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue operations will likely require additional capital. The condition raises substantial doubt about our to continue as a going concern. We expect cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. We also converted $1,150,000 in convertible notes payable into common stock after year end. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Even without a significant increase in revenues within the next twelve months, we anticipate being able to continue withour present activities, but we may require financing to achieve our objective of strategic acquisitions creating increasedprofit, revenue and growth.

Working Capital Requirements

Historically operations, short term financing and the sale of our company stock have been sufficient to meet our cash needs. We believe that we will be able to generate revenues from sales. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 ”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

OFF-BALANCE SHEET ARRANGEMENTS

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No legal proceedings to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature, pending or threatened, or judgments entered against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)  Issuance of unregistered securities

During the quarter ended September 30, 2007, the Company issued the following unregistered securities:

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K.

(a)   Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

 b)   Reports on Form 8-K

Form 8-K Filed on September 19, 2007 disclosing entry into Agreement and Plan of Reorganization with ESP Resources, Inc. and the shareholders of ESP Resources, Inc.

Signatures

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ESP ENTERPRISES, INC.

Registrant

Date:     May 16, 2008

By:	/s/ David Dugas
David Dugas
President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Dugas David Dugas	Chief Executive Officer, President and Chairman	May 16, 2008

/s/ Tony Primeaux Tony Primeaux	Vice President and Director	May 16, 2008

/s/ Michael Cavaleri Michael Cavaleri	Director	May 16, 2008