Form 10KSB
period 2007-12-31
ESP ENTERPRISES, INC.
filed 2008-05-21
CIK 1176187

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No.  000-49896

ESP ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1493159
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1255 Lions Club Road
Scott, LA 70583
 (Address of Principal Executive Offices)

(337) 706-7056
(Issuer’s telephone number)

P.O. Box 53846
Lafayette, LA 70505
 (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2008:  25,925,942 shares of common stock.

Transitional Small Business Disclosure Format    Yes ☐  No ☒

Revenues for year ended December 31, 2007: $697,122

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2007, was: $N/A

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes     ☒No

ITEM 1.  Description of Business.

General

As used in this Form 10-KSB, references to the "Company," "we," “our” or "us" refer to ESP Enterprises, Inc., unless the context otherwise indicates.

Forward-Looking Statements

Matters discussed in this document may constitute forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides safe harbor protections for forward-looking statements in order to encourage companies to provide prospective information about their businesses. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts.

ESP Enterprises, Inc. desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this cautionary statement in connection with this safe harbor legislation. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based, in turn, upon further assumptions, including without limitation, management’s discussion and analysis or plan of operations. Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this report.

Background

We were originally incorporated on April 9, 1998 in the state of Colorado as Downside Up, Inc. (“DUI”).  On June 15, 2007, we acquired all of the stock of ESP Petrochemicals, Inc., which was incorporated in the State of Louisiana on November 7, 2006.  ESP Petrochemicals, Inc. sells and blends chemicals for use in the oil and gas industry to customers primarily located in the Gulf of Mexico and Gulf States region.

On September 14, 2007, we signed an Agreement and Plan of Reorganization with ESP Resources, Inc. (“ESP Resources”) and the shareholders of ESP Resources (the “Agreement”). The close of the transaction occurred on October 31, 2007 (the “Closing Date”).  On the Closing Date, the ESP Resources shareholders exchanged all of their ESP Resources shares for DUI common shares, and ESP Resources merged with a wholly-owned subsidiary of DUI and became the surviving corporation of such merger (the “Merger”) and the new wholly owned subsidiary of DUI. As a result of the Merger, ESP Resources shareholders own approximately seventy-five (75%) percent of DUI’s outstanding, post-Merger common shares, or 18,000,000 common shares. The Merger was approved by our Board of Directors and by shareholders holding a majority of our common stock at a Special Meeting of Stockholders held on October 31, 2007.  On October 31, 2007, pursuant to the Merger, we amended our articles of incorporation to change our name to ESP Enterprises, Inc.

Through one of our subsidiaries, we are a custom formulator of specialty chemicals for the energy industry.  Our more specific mission is to provide applications of surface chemistry to service to all facets of the fossil energy business via a high level of innovation. We are focusing our efforts on solving problems in a highly complex integration of processes to achieve the highest level of quality petroleum output. Listening to our customers with their changing demands and applying our skills as chemical formulators, enables us to measure our success in this endeavor.

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

Current Product Line

ESP currently offers production chemicals, drilling chemicals, waste remediation chemicals, cleaners and waste treatment chemicals.

·	Surfactants which are highly effective in treating production and injection problems
·	Well completion and work-over chemicals that maximize productivity from new and exiting wells
·	Bactericides that kill water borne bacterial growth, thus preventing corrosion and plugging
·	Scale compounds that prevent or treat scale deposits
·	Corrosion inhibitors, which are organic compounds that form a protective film on metal surfaces to insulate the metal from its corrosive environment
·	Antifoams that provide safe economic means of controlling foaming problems
·	ESP emulsion breakers, which are chemicals especially formulated for crude oils
·	Paraffin chemicals that inhibit and/or dissolve paraffin to prevent buildup. Their effectiveness is not diminished when used in conjunction with other chemicals.
·	Water Clarifiers that solve any and all of the problems associated with purifying effluent water, improve appearance, efficiency and productivity

Market Definition

Based upon total oil production estimates of 82.5 million barrels per day for 2006, and an average treating cost of $0.21 per barrel, the overall global market for the Specialty Chemical industry worldwide was estimated to have exceeded $6.3 billion for the year ending 2006. Total oil production estimates of 87.5 million barrels per day for 2007, and an average treating cost of $0.21 per barrel, the overall global market for the Specialty Chemical industry worldwide was estimated to have exceeded $6.7 billion for the year ending 2007.

We anticipate that the demand for specialty chemicals; including drilling muds, additives and lubricants is expected to increase by approximately five percent per year in keeping with historical data and estimates for increased oil production for the next  five years.

Immediate Target Markets

We have targeted the Southern United States, Caribbean and South American regions. Growth will take place throughout these areas due not only to new drilling activity, but the predominance of independent producer production property acquisitions. The predominance of which has major oil companies spinning off smaller, independent operations that operate more freely in this entrepreneurial atmosphere. Our growth is taking place because of our unique positioning in this market segment, strategic hiring practices, joint-venture projects and the speed at which we can advance technology to meet market demands. At the same time, the unprecedented growth of independent operations is taking place; it is possible we will experience a major consolidation in the production chemical business. The chemicals used in oilfield production are not tied to drilling activity, but to ongoing oil production. This is the main market that ESP serves. At present we estimate that ESP is supplying less than 1 % of the market.

Marketing and Sales Strategy

ESP’s marketing strategy is to promote and support the fact that our service and chemical products provide a unique and custom-tailored solution for each client, which is more cost effective in treating oilfield drilling and production problems. The ESP sales strategy is based on many methodologies of reaching and closing business with a potential customer.

ESP focuses on the rapidly growing sector of the oil producing industry, which is run by smaller, independent oil companies. The decisions are more likely to be made at a local level, and are based more upon relationship, service and performance, rather than wading through the bureaucracy of a multi-national oil company purchasing process.

 Technical sales representatives call on customers in the field, at their corporate headquarters and operations sites. Thereby business may come via referral from an existing client or in many cases, the expansion of personal relationships, which are in place. As most major oil exploration and production companies are enterprises operating worldwide, with geographical headquarters in various locations, it is seldom possible to acquire complete or even large portions of a major oil company’s business through one central office or purchasing department.

Research and Development

In response to demonstrated needs of our market, new chemicals and analytical services are being developed to include waste remediation, water treatment, and specialty biodegradable cleaning compounds. These new chemicals are especially useful to the oilfield operators and producers who are focused to use the new generation of biodegradable and non-toxic chemicals.

ESP is developing innovative product and application technologies. Unlike major competitors, which limit their developmental efforts to in-house technologies, our product technology remains in-house, but development costs may also become subsidized by outsourced vendors eager to meet market demands. In order to protect proprietary developments, outsourced vendor technical staffs are contracted under long term secrecy agreements. This approach towards product development results in conditions where problem resolution is shortened, and costs are lowered, while product life cycles are consequently elongated.

All developmental strategies are tied to specific commercial objectives, eliminating costly dead end projects, lowering research costs in relation to revenue generation, and maintaining focus on the ESP mission.

The unique combination of utilizing our staff to analyze data along with on hands laboratory testing has produced a variety of new compounds that solve a specific problem in a short time period within the chemical industry.

Competition

Currently, the market distribution is shared by very few participants, with one significant market leader. There are several small – medium sized businesses that are regionally located. The area of biggest growth in the Specialty Chemical market is in the area of “Production Treatment Chemicals”. To be competitive in the industry, we will continually enhance and update our technology. We have allocated funds to research and development of new technologies to maintain the efficacy of our technology and our ability to compete so we can continue to grow our business.

Our strategy for surpassing the competition is one of simply providing better service and response time, combined with superior chemical solutions that can be translated into savings for our customers. We believe that we are able to solve these problems due to the following competitive advantages:

1.	Personalized service.

2.	Expedited Field Analysis; and

3.	Convenience and access to the best available market rates and products that we can produce and identify that are currently offered by our suppliers for our customers.

Additionally, new companies are constantly entering the market. This growth and fragmentation could also have a negative impact on our ability to obtain additional market share. Larger companies which have been engaged in this business for substantially longer periods of time may have access to greater financial and other resources. These companies may have greater success in recruiting and retaining qualified employees and in specialty chemical manufacturing and marketing, which may give them a competitive advantage.

Employees

As of April 25, 2008, the founding management of our company is comprised of a team of highly skilled and experienced professionals. We focus on training and professional development for all levels of employees and on hiring additional experienced employees. We currently have five employees, all of whom are full time. We expect to increase the number of employees as we implement our business objectives and expand our management team. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Properties

We own no real property and currently lease our office space.  Our principal executive offices are located at 1255 Lions Club Road, Scott, LA 70583.  Our telephone number is (337) 706-7056.

Litigation

We are, from time to time, subject to other claims and litigation arising in the ordinary course of business. In the opinion of management, the ultimate outcome of claims and litigation of which management is aware will not have a material adverse effect on our consolidated financial position or results of operation. Management is not currently aware of any claims and litigation against the Company.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus and any other filings we may make with the United States Securities and Exchange Commission in the future before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. Please note that throughout this prospectus, the words “we”, “our” or “us” refer to us and not to the selling stockholders.

Risks Relating to Our Business

•
WE NEED TO MANAGE GROWTH IN OPERATIONS TO MAXIMIZE OUR POTENTIAL GROWTH AND ACHIEVE OUR EXPECTED REVENUES AND OUR FAILURE TO MANAGE GROWTH WILL CAUSE A DISRUPTION OF OUR OPERATIONS RESULTING IN THE FAILURE TO GENERATE REVENUE.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our manufacturing and marketing operations. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

In order to achieve the above mentioned targets, the general strategies of our company are to maintain and search for hard-working employees who have innovative initiatives; on the other hands, our company will also keep a close eye on expanding opportunities, for example, acquisition of state-owned enterprises.

•	IF WE NEED ADDITIONAL CAPITAL TO FUND OUR GROWING OPERATIONS, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

If adequate additional financing is not available on reasonable terms, we may not be able to fund our future operations and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

If we cannot obtain additional funding, we may be required to: (i) limit our investments in research and development; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures.

Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

•	NEED FOR ADDITIONAL EMPLOYEES.

The Company’s future success also depends upon its continuing ability to attract and retain highly qualified personnel. Expansion of the Company’s business and the management and operation of the Company will require additional managers and employees with industry experience, and the success of the Company will be highly dependent on the Company’s ability to attract and retain skilled management personnel and other employees. Competition for such personnel is intense. There can be no assurance that the Company will be able to attract or retain highly qualified personnel. Competition for skilled personnel in the oil and gas industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees. The Company’s inability to attract skilled management personnel and other employees as needed could have a material adverse effect on the Company’s business, operating results and financial condition. The Company’s arrangement with its current employees is at will, meaning its employees may voluntarily terminate their employment at any time. The Company anticipates that the use of stock options, restricted stock grants, stock appreciation rights, and phantom stock awards will be valuable in attracting and retaining qualified personnel. However, the effects of such plan cannot be certain.

•	WE MAY NEVER PAY ANY DIVIDENDS TO SHAREHOLDERS.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

•
OUR SPECIALTY CHEMICAL BUSINESS, OPERATED BY OUR SUBSIDIARY, ESP RESOURCES, INC., ONLY COMMENCED OPERATIONS IN FEBRUARY 2007, AND HAS LIMITED HISTORICAL OPERATING RESULTS UPON WHICH TO BASE FUTURE FINANCIAL PERFORMANCE, MAKING IT DIFFICULT FOR PROSPECTIVE INVESTORS TO ASSESS THE VALUE OF OUR STOCK.

Our subsidiary, ESP Resources, Inc., was formed in November 2006 and began operations in February 2007. Accordingly, our business has very limited operating results and therefore it is impossible for an investor to assess the performance of the Company or to determine whether the Company will ever become profitable. An investor will be required to make an investment decision based solely on our subsidiary’s limited operating history and Company management’s background and experience.

•	OUR SPECIALTY CHEMICAL BUSINESS WILL BE DEPENDENT ON THE OIL AND GAS INDUSTRY WHICH HAS HISTORICALLY BEEN VOLATILE AND COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS.

Demand for our oil and gas field specialty chemical products and services depends in large part upon the level of exploration and production of oil and gas and the industry's willingness to spend capital on environmental and oil and gas field services, which in turn depends on oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital.  Domestic and international political, military, regulatory and economic conditions also affect the industry.

Prices for oil and gas historically have been volatile and have reacted to changes in the supply of and the demand for oil and natural gas, domestic and worldwide economic conditions and political instability in oil producing countries.  No assurance can be given that current levels of oil and gas activities will be maintained or that demand for our services will reflect the level of such activities.  Prices for oil and natural gas are expected to continue to be volatile and affect the demand for specialty chemical products and services such as ours.  A material decline in oil or natural gas prices or activities could materially affect the demand for our products and services and, therefore, our financial condition.

•	THE POTENTIAL COSTS OF ENVIRONMENTAL COMPLIANCE COULD HAVE A MATERIAL NEGATIVE ECONOMIC IMPACT ON OUR OPERATIONS AND FINANCIAL CONDITION.

Our specialty chemical business is subject to federal, state and local environmental laws, rules, regulations, and ordinances, including those concerning emissions and discharges, and the generation, handling, storage, transportation, treatment, disposal and import and export of hazardous materials ("Environmental Laws"). The operation of the Company's facilities and the distribution of chemical products entail risks under Environmental Laws, many of which provide for substantial remediation costs in the event of discharges of contaminants and fines and sanctions for violations. Violations of Environmental Laws could result in the imposition of substantial criminal fines and penalties against the Company's operating subsidiary and their officers and employees, as well as the Company, in certain circumstances. The costs associated with responding to civil or criminal matters can be substantial. Also, significant civil or criminal violations could adversely impact the Company's marketing ability in the region served by the Company. Compliance with existing and future Environmental Laws may require significant capital expenditures by the Company.

There can be no assurance that past or future operations will not result in the Company incurring material environmental liabilities and costs or that compliance with Environmental Laws will not require material capital expenditures by the Company, each of which could have a material adverse effect on the Company's results of operations and financial condition. At some of the Company's sites, surface or subsurface contamination has been established, the full extent of which is unknown. No assurance can be given that material liabilities will not be incurred in the future as a result of the existing contamination. In addition, although the Company intends to conduct appropriate due diligence with respect to environmental matters in connection with future acquisitions, there can be no assurance that the Company will be able to identify or be indemnified for all potential environmental liabilities relating to any acquired business. Although the Company has obtained insurance and indemnities for certain contamination conditions, such insurance and indemnities are limited.

•	OPERATING HAZARDS COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR OPERATIONS AND FINANCIAL CONDITION.

Our specialty chemicals operations are subject to the numerous hazards associated with the handling, transportation, blending, storage, sale, ownership and other activities relating to chemicals. These hazards include, but are not limited to, storage tank or pipeline leaks and ruptures, explosions, fires, chemical spills, discharges or releases of toxic substances or gases, mechanical failures, transportation accidents, any of which could materially and adversely affect the Company. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment, environmental damage and may result in suspension of operations. The Company will maintain insurance coverage in the amounts and against the risks it believes are in accordance with industry practice, but this insurance will not cover all types or amounts of liabilities. No assurance can be given either that (i) this insurance will be adequate to cover all losses or liabilities the Company may incur in its operations or (ii) the Company will be able to maintain insurance of the types or at levels that are adequate or at reasonable rates.

•	WE RELY ON THE SERVICES OF CERTAIN KEY PERSONNEL

Our specialty chemicals business relies on the efforts and talents of our President, David Dugas, and our Vice President, Tony Primeaux. The loss of the services of either one of these persons could adversely affect the operations of our business. Neither of these executives currently has an employment agreement nor are their lives insured for the benefit of the Company by key man life insurance.

•	THE SPECIALTY CHEMICALS BUSINESS IS HIGHLY COMPETITIVE AND THIS COMPETITION MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Our specialty chemical business faces significant competition from major international producers as well as smaller regional competitors. Our most significant competitors include major chemicals and materials manufacturers and diversified companies, a number of which have revenues and capital resources far exceeding ours. Substitute products also exist for many of our products. Therefore, we face substantial risk that certain events, such as new product development by our competitors, changing customer needs, production advances for competing products, price changes in raw materials, could result in declining demand for our products as our customers switch to substitute products or undertake manufacturing of such products on their own. If we are unable to develop and produce or market our products to effectively compete against our competitors, our results of operations may materially suffer.

Risks Related to Our Common Stock

•
OUR COMMON STOCK IS NOT TRADING ON ANY PUBLIC MARKET AND OUR SHARES ARE ILLIQUID. EVEN THOUGH WE INTEND TO APPLY TO LIST OUR COMMON SHARES FOR TRADING ON THE OTC BULLETIN BOARD, WE CAN NOT OFFER ANY ASSURANCES THAT OUR SHARES WILL QUALIFY FOR SUCH LISTING AND EVEN IF OUR SHARES DO QUALIFY, WHETHER A MARKET FOR THEM WILL EVER DEVELOP. ACCORDINGLY, PURCHASERS OF OUR COMMON SHARES MAY NOT BE ABLE TO RESELL OUR SHARES, OR IF RESOLD, THEY MAY NOT BE SALABLE AT THE PRICES PAID FOR THEM.

We intend to apply to have our common stock quoted on the Over-the-Counter Electronic Bulletin Board (“OTCBB”). The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the Securities Exchange Commission or applicable regulatory authority. In order to be eligible to be listed on the OTCBB and to maintain such eligibility, we would be required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 and we would have to remain current in meeting our periodic securities reporting obligations. If for any reason, however, any of our securities are not eligible for initial or continued quotation on the Bulletin Board or an active public trading market does not develop, purchasers of the shares may have difficulty selling their securities should they desire to do so. If we are unable to satisfy the requirements for quotation on the OTCBB, any trading in our common stock would be conducted in the over-the-counter market in what are commonly referred to as the “pink sheets.” As a result, an investor may find it more difficult to dispose of the securities offered hereby.

•
IF AND WHEN OUR COMMON SHARES ARE LISTED FOR TRADING ON THE OTC BULLETIN BOARD, OUR SHARES WILL LIKELY BE CLASSIFIED AS A “PENNY STOCK” AS THAT TERM IS GENERALLY DEFINED IN THE SECURITIES EXCHANGE ACT OF 1934 TO MEAN EQUITY SECURITIES WITH A PRICE OF LESS THAN $5.00. OUR SHARES WILL BE SUBJECT TO RULES THAT IMPOSE SALES PRACTICE AND DISCLOSURE REQUIREMENTS ON BROKER-DEALERS WHO ENGAGE IN CERTAIN TRANSACTIONS INVOLVING A PENNY STOCK.

We will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse, is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

•
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

•
Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our stockholders will, in all likelihood, find it difficult to sell their securities.

ITEM 2.  Description of Property.

Our principal executive offices are located at 1255 Lions Club Road, Scott, LA 70583. We believe that this space is adequate to operate our current business and as business warrants we may expand into a larger space.

ITEM 3.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

On February 28, 2008 an Information Statement was filed with the Securities and Exchange Commission and was furnished, pursuant to Section 14C of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to the holders (the "Stockholders") of the common stock, no par value per share (the "Common Stock"), of ESP Enterprises, Inc., a Colorado Corporation (the "Company"), to notify such Stockholders of the following:

On or about February 11, 2008, the Company received written consents in lieu of a meeting of Stockholders from holders of 15,075,000 shares representing approximately 62% of the 24,300,000 shares of the total issued and outstanding shares of voting stock of the Company (the "Majority Stockholders") authorizing the Company to discontinue its business in the State of Colorado and to redomesticate its business in the State of Delaware.

On or about February 11, 2008, the Company received written consents in lieu of a meeting of Stockholders from holders of 15,075,000 shares representing approximately 62% of the 24,300,000 shares of the total issued and outstanding shares of voting stock of the Company (the "Majority Stockholders") approving an amendment to the Articles of Incorporation of the Company (the "Certificate of Amendment") to set a par value for the Company’s common stock at $.001 per share and for the Company’s preferred stock at $.001 per share.

On February 11, 2008, the Board of Directors of the Company approved the above-mentioned actions, subject to Stockholder approval. The Majority Stockholders approved the action by written consent in lieu of a meeting on February 11, 2008, in accordance with the Colorado Corporation Code ("CCC"). Notwithstanding the above, as of May 20, 2008, the Company has not effectuated the change in par value and has not redomesticated in the state of Delaware.   The Company intends to undertake such actions by the end of the second quarter of 2008.

On October 1, 2007 a Proxy Statement (the "Proxy Statement") was furnished to the stockholders of Downside Up, Inc. (the former name of ESP Enterprises, Inc.), a Colorado corporation (the "Company"), by the Board of Directors in connection with the solicitation by the Company of the vote, in person or by proxy, of the stockholders. The stockholders were being asked to vote their shares on the following proposals:

1. The approval of the Company’s acquisition of ESP Resources, Inc. by means of its merger with a wholly owned subsidiary of the Company;

2. The approval of an amendment to the Company’s Articles of Incorporation, increasing the number of shares of common stock, $.0001 par value (the “Common Stock”) which the Company has authority to issue from 20,000,000 to 200,000,000 shares; and

3. The approval of an amendment to the Company’s Articles of Incorporation, inserting a new article permitting shareholder action by majority shareholder written consent.

4. The approval of an amendment to the Company’s Articles of Incorporation, changing the Company’s corporate name to “ESP Enterprises, Inc.”.

PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

Market Information

There is no trading market for our Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders

As of May 20, 2008 there were 25,925,942 shares of common stock issued and outstanding, 4,560,000 of which are controlled by David A. Dugas, the Company's President.

Holders of common stock do not have cumulative voting rights.

Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock.  Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

ITEM 6.  Management’s Discussion and Analysis or Plan of Operation

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

We anticipate that our operational as well as general and administrative expenses for the next 12 months will total $1,385,000.00. The breakdown is as follows:

New Facilities	$250,000.00
Equipment and inventory	$250,000.00
Research and Development	$100,000.00
Recruiting and hiring new employees	$295,000.00
Legal/Accounting	$50,000.00
Professional fees	$200,000.00
General/Administrative	$240,000.00
Total	$1,385,000.00

New Facilities

In March 2008, we  leased a new facility to utilize as the ESP blending facility. Our current petrochemical blending operations are conducted in a rented warehouse in Scott, LA. By moving to a new, larger facility, we are  able to increase our blending and storage capacity.

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

We plan to increase research and development efforts to refine the group of cleaning and other petrochemical products. This effort will allow ESP to further fine- tune its competitive advantages. We intend to develop additional Product technology with both in house development costs as well as working with outside vendors eager to meet demands. Total projected R&D development costs for the next twelve months are budgeted at $100,000.

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

•	Administrative support	$25,000
•	Warehouse employees
	o Production Manager	$50,000
	o Utility	$40,000
•	Field Sales Technicians (2)	$80,000
•	Chief Financial Officer	$100,000

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

Even without a significant increase in revenues within the next twelve months, we anticipate being able to continue with our present activities, but we may require financing to achieve our objective of strategic acquisitions creating increased profit, revenue and growth.

Results of Operations

For the Fiscal Year Ended December 31, 2007 Compared to the Fiscal Year Ended December 31, 2006

Revenues

Revenues increased to $697,122 for the twelve months ended December 31, 2007 from $0 for the two months ended December 31, 2006 an increase of $697,122.   The increase in our revenue was due to the commencement of our operation during the fiscal year ended 2007.

Costs of Good Sold

Costs of goods sold increased to $644,985 for the twelve months ended December 31, 2007 from $0 for the two months ended December 31, 2006, an increase of $644,985. The increase was primarily attributable to the commencement of operations.

Net Loss

Net Loss increased to $374,991 for the twelve months ended December 31, 2007 from $2,425 for the two months ended December 31, 2006, an increase of $372,566.  The increase in net loss was due to the increase in our expenses based on the commencement of our business operations.

General and Adminstrative Expenses.

General and Administrative Expenses for the twelve months ended December 31, 2007 increased to $428,896 from $2,680 for the two months ended December 31, 2006, representing an increase of $426,216.  General and Adminstrative Expenses for the year ended December 31, 2007 were comprised of $218,533 in general and administrative expenses, $94,662 for professional fees, $94,000 in consulting fees and $21,701 in salaries and wages.

Capital Resources and Liquidity

Cash and cash equivalents were $225,203 at December 31, 2007 and current assets totaled $584,695 at December 31, 2007. The Company's total current liabilities were $1,102,192 at December 31, 2007. During the year ended December 31, 2007, net cash used in by operating activities was $403,245.

Net cash provided by investing activities totaled $63,137 for the year ended December 31, 2007, compared with $0 for the same period ended December 31, 2006. $96,439 was cash provided by the mergers with PetroChemical and Enterprises.

Net cash provided by financing activities totaled $565,211 for the year ended December 31, 2007.  The net cash change was $225,103 and $100 for the year ended December 31, 2007 and 2006, respectively.

We will continue to evaluate alternative sources of capital to meet our growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements.  There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.

As discussed in Note B to the consolidated financial statements, as of December 31, 2007 we have a net loss of $374,991, a negative cash flow from operations of $403,245, a working capital deficiency of $517,497 and a stockholders' deficiency of $371,930.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On February 2, 2007, we entered into a combined account factoring and security agreement with Midsouth Bank, which was renewed on June 20, 2007 and expires April 30, 2009.  Under the terms of the agreement, the we may obtain advances up to 87 percent of eligible accounts receivable, subject to a three percent factoring fee. We are required to hold ten percent in a reserve account, which is released to us upon payment of the receivable.  The factoring agreement is subject to a revolving line of credit master note, which limits borrowing to $190,000.  The line of credit is payable upon demand, or if no demand is paid, with monthly payments of interest at 15 percent.  All outstanding principle plus accrued unpaid interest is due on April 30, 2008.  The payment terms of the line of credit will not be enforced while the factoring agreement is in effect.  The line of credit is secured by all of our inventory, accounts, and equipment and a commercial guarantee of our stockholder.  The total borrowings under the factoring agreement at December 31, 2007 were $165,146 with $17,855 held in restricted cash reserve. Accounting receivable at December 31, 2007 consisted of the following:

Accounts Receivable	$251,047
Less: Allowance for doubtful accounts	65,243
$185,804

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Critical Accounting Policies

Principals of Consolidation

The financial statements for the period ended December 31, 2006 include ESP Resources, Inc. The consolidated financial statements for the year ended December 31, 2007 include ESP Enterprises from November 1, 2007 to December 31, 2007 and its wholly owned subsidiaries, ESP Resources, Inc. for the year ended December 31, 2007 and ESP Petrochemicals, Inc. from June 15, 2007 to December 31, 2007. All significant inter-company balances and transactions have been eliminated in consolidation. ESP Enterprises, Inc. and its subsidiaries ESP Resources and ESP Petrochemicals are hereafter referred to as the "Company".

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Derivative Liabilities

Convertible debt is accounted for in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, (“EITF 00-19”). According to these pronouncements, we have recorded the embedded conversion option related to our convertible debt at fair value on the reporting date, resulting in the convertible instrument itself being recorded at a discount from the face amount.

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

Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average number of common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of December 31, 2007 and 2006, there were 1,150,000 and 0, respectively common share equivalents outstanding which are anti-dilutive and not included in dilutive weighted average calculation.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable, accrued expenses, derivative liability and notes payable approximate fair value due to the relatively short period to maturity for these instruments.

OFF-BALANCE SHEET ARRANGEMENTS

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 7.  Financial Statements

ESP ENTERPRISES, INC.
AND SUBSIDIARIES

 CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2007

ESP ENTERPRISES, INC. AND SUBSIDIARIES

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2007

PAGE	F-3	STATEMENT OF OPERATIONS FOR THE PERIOD FROM NOVEMBER 20, 2006 (INCEPTION) TO DECEMBER 31, 2006 AND THE YEAR ENDED DECEMBER 31, 2007 (CONSOLIDATED).

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM NOVEMBER 20, 2006 (INCEPTION) TO DECEMBER 31, 2007 (CONSOLIDATED).

PAGE	F-5	STATEMENT OF CASH FLOWS FOR THE PERIOD FROM NOVEMBER 20, 2006 (INCEPTION) TO DECEMBER 31, 2006 AND FOR THE YEAR ENDED DECEMBER 31, 2007 (CONSOLIDATED).

PAGES	F-6 - F-22	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
ESP Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of ESP Enterprises, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of ESP Enterprises, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has a net loss of $374,991, a negative cash flow from operations of $403,245, a working capital deficiency of $517,497 and a stockholders' deficiency of $371,930. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
May 12, 2008

ESP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS

CURRENT ASSETS
Cash	$225,203
Accounts Receivable, Net	185,804
Inventories, Net	147,015
Prepaid Expenses and Other Current Assets	6,673
Due from Officers	20,000

Total Current Assets	584,695

PROPERTY AND EQUIPMENT, NET	301,267

OTHER ASSETS
Deposits	3,503
Restricted Cash	17,855

Total Other Assets	21,358

TOTAL ASSETS	$907,320

See the accompanying notes to consolidated financial statements

ESP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET – continued
DECEMBER 31, 2007

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$116,615
Factoring Payable	165,146
Accrued Expenses	56,571
Due to Stockholder	100
Derivative Liability	393,363
Convertible Notes Payable, net	312,669
Current Maturities of Long-Term Debt	57,728

Total Current Liabilities	1,102,192

LONG-TERM LIABILITIES
Long-Term Debt (Less Current Maturities)	177,058

Total Liabilities	1,279,250
Commitments and Contingencies	-
STOCKHOLDERS' DEFICIT
Preferred Stock (.001 par value - 5,000,000 shares authorized, none issued and outstanding)	-
Common Stock (.0001 par value - 200,000,000 shares authorized, 24,000,000 shares issued and outstanding)	2,400
Additional Paid-In Capital	4,086
Subscription Receivable	(1,000)
Accumulated Deficit	(377,416)

Total Stockholders' Deficit	(371,930)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$907,320

See the accompanying notes to consolidated financial statements

ESP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period
		November 20, 2006
	Year Ended	(Inception)
	December 31,	to December 31,
	2007	2006

SALES, NET	$697,122	$-

COST OF GOODS SOLD	644,985	-

GROSS PROFIT	52,137	-

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	218,533	2,680
Professional Fees	94,662	-
Consulting Fees	94,000	-
Salaries and Wages	21,701	-
Total General and Administrative Expenses	428,896	2,680

LOSS FROM OPERATIONS	(376,759)	(2,680)

OTHER INCOME (EXPENSES)
Interest Expense	(180,661)	(173)
Factoring Fees	(29,979)	-
Interest Income	36	-
Miscellaneous Expense	(261)	-
Loss on Sale of Assets	(429)	-
Gain on FMV of Derivatives	213,062	-
Total Other Income (Expenses)	1,768	(173)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(374,991)	(2,853)

PROVISION FOR INCOME TAXES (BENEFIT)	-	(428)

NET LOSS	$(374,991)	$(2,425)

Basic and Dilluted Loss Per Share	$(0.02)	$(0.00)

Basic and Dilluted Weighted Average Common Shares	16,694,795	13,050,000

See the accompanying notes to consolidated financial statements

ESP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Stock		Common Stock		Paid-In	Subscription	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Deficit	Total

Balance - Inception	-	$-	-	$-	$-	$-	$-	$-

Common Stock Issues	-	-	13,050,000	1,305	675	-	-	2,000

Net Loss - 2006	-	-	-	-	-	-	(2,425)	(2,425)

Balance - December 31, 2006	-	-	13,050,000	1,305	675	-	(2,425)	(425)

Shares Issued for Reverse Merger	-	-	6,000,000	600	2,886	-	-	3,486

Shares Issued for Acquisition	-	-	4,800,000	480	320	(1,000)	-	(200)

Shares Issued for Services	-	-	150,000	15	185	-	-	200

Net Loss - 2007	-	-	-	-	-	-	(374,991)	(374,991)

Balance, December 31, 2007	-	$-	24,000,000	$2,400	$4,086	$(1,000)	$(377,416)	$(371,930)

See the accompanying notes to consolidated financial statements

ESP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period
		November 20, 2006
	Year Ended	(Inception)
	December 31,	to December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(374,991)	$(2,425)
Adjustments to Reconcile Net Loss to
Net Cash Used In Operating Activities:
Depreciation	39,208	-
Allowance for Uncollectible	65,243	-
Derivatives	(213,062)	-
Deferred Income Taxes	-	(428)
Loss on disposal of fixed assets	429	-
Amortization of Note Payable Discount	136,194	-
Amortization of Deferred Offering Costs	10,797	-
Change in Assets and Liabilities:
Accounts Receivable	80,856	-
Inventory	(96,894)	-
Prepaid Expenses	7,946	(2,611)
Accounts Payable	(64,815)	5,291
Accrued Expenses	5,844	173

Net Cash Used In Operating Activities	(403,245)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Received from Merger, Net	96,439	-
Restricted Cash	(17,855)	-
Purchase of Property and Equipment	(15,447)	-
Net Cash Provided By Investing Activities	63,137	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank Overdraft	(9,048)	-
Stock Issued for Cash	2,000	-
Repayment of Notes Payable	(93,699)	-
Proceeds from Convertible Notes	700,000	-
Due to Stockholder	-	100
Loan Payable - Related Party	(34,042)	-

Net Cash Provided By Financing Activities	565,211	100

Net Increase in Cash	225,103	100

Cash at Beginning of Period	100	-

Cash at End of Period	225,203	100

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

See the accompanying notes to consolidated financial statements

ESP ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

(A)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

ESP Enterprises, Inc. (f/k/a DUI, Inc.), was incorporated in the State of Colorado on April 9, 1998.  ESP Resources, Inc. was incorporated in the State of Louisiana on November 20, 2006.

On June 15, 2007, ESP Resources acquired all of the stock of ESP Petrochemicals, Inc., which was incorporated in the State of Louisiana on November 7, 2006.  ESP Petrochemicals, Inc. sells and blends chemicals for use in the oil and gas industry to customers primarily located in the Gulf of Mexico and Gulf States region.  The transaction has been accounted for as a purchase.

On October 31, 2007, ESP Enterprises, Inc. pursuant to a share purchase agreement, dated October 31, 2007, ESP Resources, Inc., consummated an agreement with ESP Enterprises, Inc., pursuant to which ESP Resources, Inc., exchanged all of its 30,000,000 then issued and outstanding shares of common stock for 18,000,000 shares or approximately 75% of the common stock of ESP Enterprises, Inc. This transaction has been accounted for as a reverse acquisition. Accounting principles applicable to reverse acquisitions have been applied to record the acquisition. Under this basis of accounting, ESP Resources, Inc is the accounting acquirer and, accordingly, the consolidated entity is considered to be a continuation of ESP Resources, Inc., with the net assets of ESP Enterprises, Inc. deemed to have been acquired and recorded at its historical cost.

Principals of Consolidation

The financial statements for the period ended December 31, 2006 include ESP Resources, Inc. The consolidated financial statements for the year ended December 31, 2007 include ESP Enterprises from November 1, 2007 to December 31, 2007 and its wholly owned subsidiaries, ESP Resources, Inc. for the year ended December 31, 2007 and ESP Petrochemicals, Inc. from June 15, 2007 to December 31, 2007. All significant inter-company balances and transactions have been eliminated in consolidation. ESP Enterprises, Inc. and its subsidiaries ESP Resources and ESP Petrochemicals are hereafter referred to as (the "Company").

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

ESP ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2007.

Accounts Receivable

The Company generally does not require collateral, and the majority of its trade receivables are unsecured.  The carrying amount for accounts receivable approximates fair value.

On February 2, 2007, the Company entered into a combined account factoring and security agreement with Midsouth Bank, which was renewed on June 20, 2007 and expires April 30, 2009. Under the terms of the agreement, the Company may obtain advances up to 87 percent of eligible accounts receivable, subject to a three percent factoring fee. The Company is required to hold ten percent in a reserve account, which is released to the Company upon payment of the receivable. The factoring agreement is subject to a revolving line of credit master note, which limits borrowing to $190,000. The line of credit is payable upon demand, or if no demand is paid, with monthly payments of interest at 15 percent. All outstanding principle plus accrued unpaid interest is due on April 30, 2008. The payment terms of the line of credit will not be enforced while the factoring agreement is in effect. The line of credit is secured by all inventory, accounts, and equipment of the Company and a commercial guarantee of a Company stockholder. The total borrowings under the factoring agreement at December 31, 2007 were $165,146 with $17,855 held in restricted cash reserve. Accounting receivable at December 31, 2007 consisted of the following:

Accounts Receivable	$251,047
Less: Allowance for doubtful accounts	65,243
$185,804

For the year ended December 31, 2007 and the period ended December 31, 2006, the Company recorded a provision for doubtful accounts of $65,243 and $0, respectively.

Inventory

Inventory represents raw and blended chemicals and other items valued at the lower of cost or market with cost determined using the first-in first-out method, and with market defined as the lower of replacement cost or realizable value.

ESP ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

As of December 31, 2007, inventory consisted of:

Raw Materials	$111,157
Finished Goods	35,858
$147,015

Property and equipment of the Company is stated at cost.  Expenditures for property and equipment which substantially increase the useful lives of existing assets are capitalized at cost and depreciated.  Routine expenditures for repairs and maintenance are expensed as incurred.

Depreciation is provided principally on the straight-line method over the estimated useful lives ranging from five to seven years for financial reporting purposes.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expense for the year ended December 31, 2007 and the period ended December 31, 2006 was $196 and $0, respectively.

Concentrations

The company and its subsidiary maintain balances at one bank.  Accounts at that institution are insured by the Federal Deposit Insurance Corporation up to $100,000.  At December 31, 2007, the company had $17,309 of uninsured balances.

ESP ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

The company has four major customers that together account for 83% of accounts receivable at December 31, 2007 and three major customers that together account for 70% of the total revenues earned for the year then ended, as follows:

		Accounts Receivable	Revenue
Customer	A	28%	19%
Customer	B	22%
Customer	C	18%
Customer	D	15%	40%
Customer	E		11%
		83%	70%

The Company has three vendors that together accounted for 77% of purchases for the year ended December 31, 2007.

Vendor A              44%
Vendor B               18%
Vendor C               15%

Derivative Liabilities

Convertible debt is accounted for in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, (“EITF 00-19”). According to these pronouncements, we have recorded the embedded conversion option related to our convertible debt at fair value on the reporting date, resulting in the convertible instrument itself being recorded at a discount from the face amount.

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

ESP ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average number of common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of December 31, 2007 and 2006, there were 1,150,000 and 0, respectively common share equivalents outstanding which are anti-dilutive and not included in dilutive weighted average calculation.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable, accrued expenses, derivative liability and notes payable approximate fair value due to the relatively short period to maturity for these instruments.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

ESP ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

ESP ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

(B)          GOING CONCERN

The Company has a net loss of $374,991, a negative cash flow from operations of $403,245, a working capital deficiency of $517,497 and a stockholders' deficiency of $371,930.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(C)	PROPERTIES AND EQUIPMENT

At December 31, 2007, property and equipment is as follows:

2007

Plant, Property and Equipment	$93,037
Vehicles	265,596
Office Furniture and Equipment	10,594
Less accumulated depreciation	(67,960)

$301,267

Depreciation expense for the year ended December 31, 2007 and the period ended December 31, 2006 was $39,208 and 0, respectively.  The Company recorded $22,330 of depreciation in cost of goods sold during 2007.

ESP ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

(D)          LONG-TERM DEBT

Long-term debt consisted of the following as of December 31, 2007:

Note payable to Midsouth Bank dated May 2007. The note
bears interest at 12.00 percent per annum and is payable in
monthly installments of $194, maturing May 2012. The note
is secured by equipment and deposit accounts.	$7,804

Note payable to Midsouth Bank dated February 2007. The
note bears interest at 12.00 percent per annum and is payable in monthly installments of $194, maturing February 2012.
The note is secured by equipment and deposit accounts.	6,508

Note payable to FMC dated January 2007. The note bears
interest at 2.90 percent per annum and is payable in monthly installments of $945, maturing February 2012. The note is
secured by a vehicle.	44,444

Note payable to FMC dated January 2007. The note bears
interest at 2.9 percent per annum and is payable in monthly
installments of $902 maturing February 2012. The note is
secured by a vehicle.	42,457

Note payable to FMC dated January 2007. The note bears
interest at 2.90 percent per annum and is payable in monthly installments of $902 maturing February 2012. The note is
secured by a vehicle.	42,457

ESP ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

(D)          LONG-TERM DEBT - continued

Note payable to FMC dated January 2007. The note bears
interest at 2.90 percent per annum and is payable in monthly installments of $925 maturing February 2012. The note is
secured by a vehicle.	43,532

Note assumed with vehicle purchase, payable to FMC
dated December 2006. The note bears interest at 9.90
percent per annum and is payable in installments of $724
maturing December 2011. The notes is secured by a
vehicle (see Note F below).	28,606

Note assumed with vehicle purchase, payable to St. Martin
Bank dated December 2005. The note bears interest at
7.10 percent per annum and is payable in installments of
$852 maturing December 2009. The note is secured by
a vehicle (see Note F below).	18,978

Total	234,786

Less Current Maturities	(57,728)

Total Long-Term Debt	$177,058

 Maturities of long-term debt are as follows:

2008	$57,728
2009	60,506
2010	53,005
2011	55,404
2012	8,143
Total	$234,786

ESP ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

(E)           CONVERTIBLE NOTES PAYABLE

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

The Company relied upon the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), of Section 4(2) and Regulation D in connection with the issuance of the above identified securities. The Company had a pre-existing relationship with the accredited investors who subscribed to purchase the Units; and no general solicitation was involved; each investor represented in his or her subscription agreement that he or she was an accredited investor, and; investors acknowledged that the securities subscribed for and to be issued were subject to transfer and sale restrictions and would bear a restrictive legend, disclosing that any transfer or other disposition could only be made in compliance with the registration requirements of the Securities Act or pursuant to exemptions there from. We have increased our private offering maximum from the original 40 Units, or $1,000,000, to 100 Units, or $2,500,000. Our private placement offering was extended to October 31, 2007. As of December 31, 2007, the Company has sold 42 Units resulting in gross proceeds of $1,150,000. Accrued interest expense related to the convertible notes totaled $43,125 at December 31, 2007.

ESP ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

The fair value for the derivative instruments was estimated at the date of grant using the Black-Schools option-pricing model with the following assumptions and each reporting period:

Risk-free interest rate	3.36 - 4.82%
Dividend yield	0.00%
Volatility factor	25%
Weighted average expected life	.25 - .75 years

The derivative liability consisted of the following at December 31, 2007:
Derivative Liability
Embedded conversion feature, December 31, 2007	$393,363

The fair value of the embedded conversion feature was recorded as a derivative liability with a corresponding discount on the convertible notes payable.  The discount is amortized over the life of the debt.

The following is a summary of convertible notes payable as of December 31, 2007:

Convertible Notes	$1,150,000
Less Note Payable Discount	(837,331)
$312,669

As the discounts associated with the warrants and derivative liability are amortized, the reported outstanding principal balance of the convertible notes will approach the remaining unpaid value. As of December 31, 2007, amortization of the discounts totaled $164,944 and has been charged to interest expense.

ESP ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

(F)           COMMITMENTS & CONTINGENCIES

In March 2007, the company entered into a one-year lease for its facilities, expiring March 2008, in the amount of $3,117 per month. Rent expense related to this lease for the twelve months ended December 31, 2007 was $37,404.

In March 2007, the company entered into a month-to-month lease for a forklift in the amount of $1,409 per month.

In February 2007, the company entered into a lease for various chemical tanks with lease terms varying from six months to one year.  Rental fees under this lease are determined on a per day basis in amounts of $1.65 per day or $1.75 per day depending upon the model of tank rented.

In March 2008, the Company entered into a five year lease for its facility, expiring March 2013 in the amount of $8,750 per month. The lease may be renewed for an additional five years, with an increase in rent to $9,500 per month.

Minimum future lease commitments as of December 31, 2007, are summarized as follows:

Year ending December 31
2008	$96,732
2009	114,831
2010	114,831
2011	114,831
thereafter	139,162
$580,387

(G)           RELATED PARTY TRANSACTIONS

At December 31, 2007, the Company had balances due from two stockholders in the amount of $20,000.

At December 31, 2007, the Company had a balance due to a stockholder in the amount of $100 which was used to fund the initial operations of the Company.

At December 31, 2007, the Company had an accounts receivable balance due from a related company in the amount of $65,243, of which $65,243 was set up as an allowance relating to this balance.  Sales to this related company amounted to $142,187 for the year ended December 31, 2007.

ESP ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

At December 31, 2007 the Company had an accounts payable balance due to a related company in the amount of $0. Purchases from this related company amounted to $284,044 for year ended December 31, 2007.

(H)          ACQUISITION

On June 15, 2007 the Company entered into a Share-Exchange agreement for the acquisition of all outstanding shares of ESP Petrochemicals, Inc., a Louisiana corporation. ESP Resources issued 4,800,000 shares of common stock post reverse merger for 100% of the outstanding shares of ESP Petrochemicals, Inc.

Purchase price	$800
Cash	7,924
Accounts receivable	331,903
Property and equipment	325,457
Inventory	50,121
Prepaid expense	10,559
Deposit	3,503
Loan to shareholder	20,000
Liabilities assumed	(255,036)
Notes payable, net	(493,631)
Net assets acquired	$800

ESP ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

The table below summarizes the unaudited pro forma information of the results of operations as though the acquisitions had been completed as of January 1, 2007 and January 1, 2006, respectively:

	2007	2006
Gross revenue	$1,259,272	$0
Cost of goods sold	$892,243
Total expenses	753,876	2,425
Other Income (Expense)	(3,835)
Net income (loss) before taxes	$(390,682)	$(2,425)
Loss per share	$(0.02)	$(0.00)
Weighted average shares	17,850,000	17,850,000

(I)            INCOME TAXES

Income tax expense (benefit) for the periods ended December 31, 2007 and 2006 is summarized as follows:

	2007	2006
Current Federal	$-	$-
Deferred Federal	-	-
Income Tax Expense	$-	$-

The following table presents reconciliation between the reported income taxes and the income taxes that would be computed by applying the Company’s normal tax rate (34%) to income before taxes for the periods ended December 31:

	2007	2006
Federal Income Tax Expense (34%)	$(127,497)	$(825)
Tax effects of:
Nondeductible expenses	72,441	-
Disallowed meals & entertainment	4,754	-
Valuation allowance	50,302	825
Income Tax Expense	$-	$-

Effective Rate	-%	-%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:	51,127	825

Valuation Asset	$(51,127)	$(825)
Total Deferred Tax Asset	$-	$-

ESP ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

As of December 31, 2007, the Company has a net operating loss carry forward of approximately $150,373 available to offset future taxable income through 2027.  The valuation allowance at December 31, 2006 was $825.  The net change in the valuation allowance for the year ended December 31, 2007 was an increase of $50,302.

(J)           SUBSEQUENT EVENTS

On January 2, 2008, the Company entered into a two year consulting agreement with a financial consultant. The agreement requires monthly payments of $2,500 and 450,000 shares of common stock with 150,000 shares having piggyback registration rights.  The Company issued 150,000 shares in 2007 and the remainder will be issued in 2008.

During March 2008, the Company entered into a capital lease for the purchase of equipment for $42,837. The capital lease requires 60 monthly payments of $819 and contains a bargain purchase option.

During March 2008, the Company entered into conversion agreements with the convertible note holders. The note holders agreed to convert $1,150,000 of notes payable and $69,447 of accrued interest into 1,625,942 shares of common stock.

During February 2008, the Company amended its articles of incorporation to increase its common stock to 200,000,000 shares of common stock at a par value of $.0001 and 20,000,000 preferred stock with a par value $.0001.

ITEM 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.	Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

Item 8B.	Other Information

None.

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

The following table sets forth the names, ages, and positions of our new executive officers and directors as of the May 20, 2008. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

NAME	AGE	POSITION
David Dugas	51	Chairman, President, and Chief Executive Officer, and Director
Tony Primeaux	52	Vice President and Director
Michael Cavaleri	50	Director

The directors will serve until the annual meeting of the shareholders and until their respective successors have been elected and qualified or until death, resignation, removal or disqualification.

The Company’s by-laws provide that the number of directors to serve on the Board of Directors may be established, from time to time, by action of the Board of Directors. Vacancies in the existing Board are filled by a majority vote of the remaining directors on the Board. The Company’s executive officers are appointed by and serve at the discretion of the Board.

Employment Agreements/ Terms of Office

None of the members of the Board of Directors or members of the management team presently have employment agreements with us.

Option Plan

There is no stock option plan or common shares set aside for any stock option plan.

Family relationships

None.

Involvement in certain legal proceedings

No bankruptcy petition has been filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

No director has been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

No director has been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

Director Compensation

Our directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Audit Committee and Audit Committee Financial Expert

Our board of directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. We are not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. Our board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Our board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to its principal executive officer, principal accounting officer, or persons performing similar functions.

Indemnification

Under Colorado law and pursuant to our articles of incorporation and bylaws, we may indemnify our officers and directors for various expenses and damages resulting from their acting in these capacities. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our officers or directors pursuant to those provisions, our counsel has informed us that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that directors, executive officers and persons who own more than 10% of the outstanding common stock of certain reporting companies file initial reports of ownership and reports of changes in ownership in such common stock with the Securities and Exchange Commission ("SEC"). Officers, directors and stockholders who own more than 10% of the outstanding common stock of certain reporting companies are required by the SEC to furnish such companies with copies of all Section 16(a) reports they file. We are required to comply with Section 16(a). Accordingly, stock ownership information contained in this report is based on what is known to us.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2007 and 2006 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#) (#)	LTIP Payouts ($)	All Other Compensation ($)
David Dugas President, CEO (1)	2007	$52,500	$0	$0	N/A	N/A	N/A	N/A

Tony Primeaux Vice President	2007	$99,750	$0	$0	N/A	N/A	N/A	N/A

Michael Cavaleri (former CEO and President) (2)	2007 2006 2005	$0 $0 $0	$0 $0 $0	$0 $0 $0	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A

Angelo Luca (Vice President) (2)	2007 2006 2005	$0 $0 $0	$0 $0 $0	$0 $0 $0	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	$0 N/A N/A

(1)	David Dugas was compensated $52,500 through the consulting firm, Diversified Consulting, LLC, of which Mr. Dugas is the principal.
(2)	Michael Cavaleri resigned as our Chief Executive Officer and President, and Angelo Luca resigned as our Vice President on October 31, 2007.

Employment Agreements

None of the members of the Board of Directors or members of the management team presently have employment agreements with us.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table from January 1, 2007 through December 31, 2007.  Warrants were granted to the executive officer in 2006, however the same have been returned to the corporation unexercised, and have been terminated.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2007, by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our common stock beneficially owned on May 20, 2008 for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Common Stock	David A. Dugas (2)(3) President, CEO, and Director P.O. Box 53846, Lafayette, LA 70505	4,560,000	17.59%

Common Stock	Tony J. Primeaux (4) Vice President, Director 408 Kilbourne Circle Carencro, LA 70520	2,200,000	8.04%

Common Stock	Michael Cavaleri (1) Director 750 Broad Street Shrewsbury, New Jersey 07702	800,000	3.08%

Common Stock	Donald Mitchell (5) 525 Melrose Ave. Winter Park, FL 32789	5,115,000	19.73%

Common Stock	Angelo Luca Former Officer and Director 750 Broad Street Shrewsbury, New Jersey 07702	100,000	*

Common Stock	All Executive Officers and Directors as a group (3)	7,560,000	29.16%

(1)           Based on 25,925,942 shares of our common stock outstanding as of May 20, 2008.

(2)   Mr. Dugas’ shares in the amount of 3,712,000 are owned by DTAS 2006 Family Trust of which Mr. Dugas is a Trustee.

(3)           Ms. Mary D. Dugas  is the ex-wife of Mr. Dugas, and is the beneficial owner of 848,000 shares.

(4)   Mr. Tony Primeaux is the beneficial owner of 2,200,000 shares. Mr. Primeaux’s daughter, Ms. Lindsay M. Primeaux is the beneficial owner of 100,000 shares and Mr. Primeaux’s daughter Amy Primeaux is the beneficial owner of 100,000 shares.

Mr. Donald Mitchell is the beneficial owner of 5,115,000 shares through his trust DAM 2005 Family Trust or 19.73% of our outstanding stock.

Changes in Control

There are no arrangements which may result in a change in control of us.

ITEM 12.  Certain Relationships and Related Transactions.

On October 31, 2007 we issued 800,000 shares of our common stock to our officer and director, Michael Cavaleri, and 100,000 shares of our common stock to Angelo Luca, our former director, for services rendered to the Company.

At December 31, 2007, the Company had balances due from two stockholders in the amount of $20,000.

At December 31, 2007, the Company had a balance due to a stockholder in the amount of $100 which was used to fund the initial operations of the Company.

At December 31, 2007, the Company had an accounts receivable balance due from a related company in the amount of $65,243, of which $65,243 was set up as an allowance relating to this balance.  Sales to this related company amounted to $142,187 for the year ended December 31, 2007.

(A)
At December 31, 2007 the Company had an accounts payable balance due to a related company in the amount of $0. Purchases from this related company amounted to $284,044 for year ended December 31, 2007.

ITEM 13.  Exhibits and Reports on Form 8K.

a)	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
5.1	Opinion of Anslow & Jaclin, LLP (1)
10.1	Agreement and Plan of Reorganization with ESP Resources, Inc. dated September 14, 2007 (2)
10.2	Consulting Agreement with Grandview Capital dated January 2, 2008 (2)
14.1	Code of Ethics (3)
31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

(1)	Incorporated by reference to the Company’s Registration on Form 10-SB filed on June 28, 2002 (SEC File No. 000-49896).

(2)	Incorporated by reference to the Company's Current Report on Form 8-K dated September 14, 2007 and filed on September 19, 2007 (SEC File No. 000-49896).

(3)	Filed herewith.

b)       Reports on Form 8-K

Form 8-K Filed on September 19, 2007 disclosing entry into Agreement and Plan of Reorganization with ESP Resources, Inc. and the shareholders of ESP Resources, Inc.

Form 8-K filed on November 7, 2007 disclosing the close of the transaction pursuant to the Agreement and Plan of Reorganization with ESP Resources, Inc. and the shareholders of ESP Resources, Inc.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2007 and December 31, 2006, the Company was billed approximately $15,593 and $27,330 respectively for professional services rendered for the audit and review of its financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2007 and 2006 we did not incur any audit related fees.

Tax Fees

For the Company’s fiscal years ended December 31, 2007 and December 31, 2006, the Company incurred no expenses for preparation of its corporate income tax returns.

All Other Fees

The Company did not incur any other fees related to other services rendered by its principal accountant for the fiscal years ended December 31, 2007 and 2006.

Audit and Non-Audit Service Pre-Approval Policy

We currently do not have an audit committee. However, our board of directors has approved all the services described above.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ESP ENTERPRISES, INC.

Registrant

Date:       May 20, 2008

By:	/s/ David Dugas
David Dugas
President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Dugas David Dugas	Chief Executive Officer, President and Chairman	May 20, 2008

/s/ Tony Primeaux Tony Primeaux	Vice President and Director	May 20, 2008

/s/ Michael Cavaleri Michael Cavaleri	Director	May 20, 2008