Form 10-Q
period 2008-03-31
ESP ENTERPRISES, INC.
filed 2008-06-03
CIK 1176187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

ESP ENTERPRISES, INC.
 (Exact name of registrant as specified in Charter

COLORADO	000-49896	84-1493159
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

P.O. Box 53846
Lafayette, LA 70505
  (Address of Principal Executive Offices)
 _______________

     (337) 706-7056
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of June 2, 2008:  25,925,942 shares of common stock.

ESP ENTERPRISES, INC.

FORM 10-Q

March 31, 2008

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II -- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

ESP ENTERPRISES, INC.
AND SUBSIDIARIES

 CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2008

ESP ENTERPRISES, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

Consolidated Balance Sheets                                      2

Consolidated Statements of Operations                    3

Consolidated Statements of Cash Flows                   4

Notes to Consolidated Financial Statements            5-12

ESP ENTERPRISES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS
	As of	As of
	March 31, 2008	December 31, 2007
	(Unaudited)
Current Assets
Cash	$118,291	$225,203
Accounts Receivable, net	194,426	185,804
Inventories, net	160,712	147,015
Prepaid Expenses and Other Current Assets	60,362	6,673
Due from Officers	20,000	20,000
Total Current Assets	553,791	584,695

Properties and Equipment, net	330,774	301,267

Other Assets
Security Deposit	11,650	3,503
Restricted Cash	18,303	17,855
Total Other Assets	29,953	21,358

Total Assets	$914,518	$907,320

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$174,619	$116,615
Factoring Payable	164,981	165,146
Accrued Expenses	19,424	56,571
Due to Shareholder	100	100
Derivative Liability	-	393,363
Convertible Notes Payable, net	-	312,669
Current Maturities of Long-Term Debt	58,360	57,728
Current Maturities of Capital Lease Obligation	7,736	-
Total Current Liabilities	425,220	1,102,192

Long-Term Liabilities
Long-Term Debt (Less Current Maturities)	162,504	177,058
Capital Lease Obligation (Less Current Maturities)	33,855	-
Total Long-Term Liabilities	196,359	177,058

Total Liabilities	621,579	1,279,250

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common Stock, $0.0001 par value; 100,000,000 shares authorized,
25,925,942 shares and 24,000,000 respectively, issued and outstanding	2,593	2,400
Additional Paid-In Capital	1,954,203	4,086
Deferred Stock Compensation	(295,312)	-
Subscriptions Receivable	(1,000)	(1,000)
Accumulated Deficit	(1,367,545)	(377,416)
Total Stockholders' Deficit	292,939	(371,930)

Total Liabilities and Stockholders' Deficit	$914,518	$907,320

See accompanying notes to condensed consolidated financial statements.

ESP ENTERPRISES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	March 31, 2008	March 31, 2007

SALES, NET	$426,366	$-

COST OF GOODS SOLD	314,933	-

GROSS PROFIT	111,433	-

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	66,945	5,507
Professional Fees	82,182	12,105
Consulting Fees	31,500	-
Salaries and Wages	37,613	-
Total General and Administrative Expenses	218,240	17,612

LOSS FROM OPERATIONS	(106,807)	(17,612)

OTHER INCOME AND EXPENSES
Interest Expense	(868,681)	-
Factoring Fees	(13,931)	-
Interest Income	44	-
Miscellaneous Expense	(754)	-
Total Other Income (Expenses)	(883,322)	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(990,129)	(17,612)

PROVISION FOR INCOME TAXES (BENEFIT)	-	-

NET LOSS	$(990,129)	$(17,612)

Basic and Diluted Loss Per Share	$(0.04)	$(0.00)

Basic and Diluted Weighted Average Common Shares	24,684,292	13,050,000

See accompanying notes to condensed consolidated financial statements.

ESP ENTERPRISES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(990,129)	$(17,612)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	18,313	-
Amortization of Deferred Offering Costs	1,449	-
Amortization of N/P Discount	837,331	-
Stock Compensation	42,188	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(8,622)	-
Inventories	(13,697)	-
Prepaid Expense	(75,138)	2,611
Deposits	(8,147)	-
Loan to shareholder	20,000	-
Accrued Expenses	32,300	(173)
Accounts Payable	58,003	6,621
Net Cash Used In Operating Activities	(86,149)	(8,553)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted Cash	(447)	-
Purchase of Fixed Assets	(4,983)	-
Net Cash Used in Investing Activities	(5,430)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long Term Debt	(14,087)	-
Repayments of Capital Lease	(1,246)	-
Loan payable- Related Party		8,982
Net Cash Provided by (Used in) Financing Activities	(15,333)	8,982

Net Increase (Decrease) in Cash	(106,912)	429

Cash at Beginning of Period	225,203	100

Cash at End of Period	$118,291	$529

Supplemental disclosure of cash flow information:

Cash paid for interest	$3,579	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Conversion of note payable and accrued interest into common stock	$1,612,810	$-
Financing under capital lease	$42,837	$-

See accompanying notes to condensed consolidated financial statements.

ESP ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

(A)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

Nature of the Business

ESP Enterprises, Inc. (f/k/a DUI, Inc), was incorporated in the State of Colorado on April 9, 1998.  ESP Resources, Inc. was incorporated in the State of Delaware in November 2006.

On June 15, 2007, ESP Resources acquired all of the stock of ESP Petrochemicals, Inc., which was incorporated in the State of Louisiana on November 7, 2006.  ESP Petrochemicals, Inc. sells and blends chemicals for use in the oil and gas industry to customers primarily located in the Gulf of Mexico and Gulf States region.

Principles of Consolidation

The consolidated financial statements for ESP Enterprises, Inc. for the period ended March 31, 2008 includes ESP Enterprises, Inc. and its wholly- owned subsidiaries, ESP Resources, Inc. and ESP Petrochemicals, Inc. The financial statements for ESP Enterprises, Inc. for the period ended March 31, 2007 include ESP Resources, Inc. All significant inter-company balances and transactions have been eliminated in the consolidation.

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

ESP ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2008.

Accounts Receivable

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

On February 2, 2007, the Company entered into a combined account factoring and security agreement with Midsouth Bank, which was renewed on June 20, 2007 and expires April 30, 2009. Under the terms of the agreement the Company may obtain advances up to 87 percent of eligible accounts receivable, subject to a three percent factoring fee, and ten percent held in a reserve account, which is released to the Company upon payment of the receivable. The factoring agreement is subject to a revolving line of credit master note, which limits borrowing to $190,000. The line of credit is payable upon demand, or if no demand is paid, with monthly payments of interest at 15 percent. All outstanding principle plus accrued unpaid interest is due on April 30, 2009. The payment terms of the line of credit will not be enforced while the factoring agreement is in effect. The line of credit is secured by all inventory, accounts, and equipment of the Company and a commercial guarantee of a Company stockholder. The total borrowings under the factoring agreement at March 31, 2008 were $164,981 with $18,302 held in a restricted cash reserve account.

For the quarter ended March 31 2008, the Company recorded no provision for doubtful accounts.

Inventory

Inventory represents raw and blended chemicals and other items valued at the lower of cost or market with cost determined using the first-in first-out method, and with market defined as the lower of replacement cost or realizable value.

As of March 31, 2008, inventory consisted of:

Raw Materials	$130,139
Finished Goods	30,573
$160,712

ESP ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

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

Concentrations

The Company and its subsidiary maintain balances at one bank.  Accounts at that institution are insured by the Federal Deposit Insurance Corporation up to $100,000.  At March 31, 2008, the Company had $18,291 of uninsured balances.

The Company has three major customers that together account for 79% of accounts receivable at March 31, 2008 and two major customers that together account for 71% of the total revenues earned for the quarter ended March 31, 2008.

	Accounts Receivable	Revenue
Customer A	44%	51%
Customer B	23%	20%
Customer C	12%	0%

	79%	71%

The Company has three vendors that together accounted for 63% of purchase for the quarter ended March 31, 2008.

Vendor A                                                                         25%
Vendor B                                                                          24%
Vendor C                                                                          14%

ESP ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Derivative Liabilities

Convertible debt is accounted for in accordance with SFAS 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, (“EITF 00-19”).  According to these pronouncements, we recorded the embedded conversion option related to our convertible debt at the fair market value in a prior period.  The convertible stock was 100% converted during the quarter ended March 31, 2008.  The conversion of the stock resulted in the reclassification of the derivative liability to additional paid in capital.

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

Loss per Share

Basic and diluted net loss per common share is computed based on the weighted average number of common shares outstanding as defined by Financial Accounts Standards No. 128, “Earnings Per Share”.  As of March 31, 2008 and 2007, there were 25,925,942 and 0 common share equivalents outstanding which are anti-dilutive and not included in the dilutive weighted average calculation.

Fair Value of Financial Instruments

The carrying amounts of the company’s financial instruments including accounts payable, accrued expenses, and notes payable approximate fair value due to the relative short period for maturity these instruments.

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

ESP ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15 2007.  The adoption of this statement did not have a material effect on the Company’s future reported financial position or results operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of this statement did not have a material effect on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a  reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than  the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be  initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is prohibited.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

ESP ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures.  SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.  We are currently evaluating the disclosure implications of this statement.

(B)      GOING CONCERN

The Company has a net loss of $990,129 and a negative cash flow from operations of $86,149.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue operations will likely require additional capital. The condition raises substantial doubt about the Company to continue as a going concern. We expect cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

(C)      CAPITAL LEASE OBLIGATION

During March 2008, the Company leased a forklift from a bank under a capital lease.  The economic substance of the lease is that the Company is financing the acquisition of the asset through the lease, and, accordingly, it is recorded in the Company’s assets and liabilities.  The lease contains a bargain purchase option at the end of the lease term.  The Company included $43,087 for the value of the capital lease and property and equipment.

The following is a schedule of the future minimum payments required under the lease together with their present value as of March 31, 2008:

Twelve months ending March 31, 2009	$9,831
Twelve months ending March 31, 2010	9,831
Twelve months ending March 31, 2011	9,831
Twelve months ending March 31, 2012	9,831
Twelve months ending March 31, 2013	8,192

Total minimum lease payments	47,516
Less: amount representing interest	(5,925)

Present value of minimum lease payments	$41,591

ESP ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

(D)      STOCKHOLDERS EQUITY

On March 21, 2008, the Company converted $1,150,000 of convertible notes payable and $69,447 of accured interest into 1,625,942 shares of common stock at a conversion price of $.75 per share.

On March 21, 2008, the Company reclassified $393,363 of deriviative liability to additional paid in capital upon conversion of the convertible notes payable.

On January 2, 2008, the Company entered into a two year consulting agreement with a financial consultant. The Company issued 450,000 shares of common stock with 150,000 shares having piggyback registration rights. In 2007, 150,000 shares of stock were issued, and during the quarter ended March 31, 2008, the remaining 300,000 shares were issued The shares were valued at the fair value on the date of grant of $337,500 and are being amortized over the two year term of the agreement. During the three months ended March 31, 2008, the Company recognized $42,188 in consulting expense.

(E)       COMMITMENTS AND CONTINGENCIES

In March 2008, the Company entered into a five-year lease requiring monthly payments of $8,750. The Company has the option to renew the lease for a subsequent five-year term with monthly rent of $9,500. The Company also has the option to buy the facilities during the second year of the lease for the consideration of $900,000. If the Company elects not to purchase the building during the second year of the lease, it has the option to purchase the building during the remainder of the initial term of the lease for an increased amount.

The landlord has agreed to construct a laboratory building on the premises and a tank filling area and the Company has agreed to pay the landlord an additional $20,000 at the end of the initial five year lease period if it does not renew the lease for the second five year term. The Company will amortize the additional costs over the initial period of the lease.

In February 2007, the Company entered into a lease for various chemical tanks with lease terms varying from six months to one year. Rental fees under this lease are determined on a per day basis in amounts of $1.65 per day or $1.75 per day depending upon the model of tank rented. As of March 31, 2008, the Company leases these tanks on a day to day basis.

On January 2, 2008, the Company entered into a two year consulting agreement with a financial consultant. The agreement requires monthly payments of $2,500 and 450,000 shares of common stock having piggyback registration rights. During the quarter ended March 31, 2008, the consultant was paid $7,500. In 2007, 150,000 shares of stock were issued, and during the quarter ended March 31, 2008, the remaining 300,000 shares were issued.

ESP ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

(F)       RELATED PARTY TRANSACTIONS

At March 31, 2008, the Company had balances due from stockholders in the amount of $20,000.

At March 31, 2008, the Company had a balance due to a stockholder in the amount of $100 which was used to fund the initial operations of the Company.

At March 31, 2008 the Company had an accounts receivable balance due from a related company in the amount of $65,243, of which $65,243 was set up as an allowance relating to this balance.  There were no sales to this company for the quarter ended March 31, 2008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Background

We were originally incorporated on April 9, 1998 in the state of Colorado as Downside Up, Inc. (“DUI”).  On September 14, 2007, we signed an Agreement and Plan of Reorganization with ESP Resources, Inc. (“ESP Resources”) and the shareholders of ESP Resources (the “Agreement”).

Through our subsidiary ESP Resources and Petrochemicals, we are a custom formulator of specialty chemicals for the energy industry. Our more specific mission is to provide applications of surface chemistry to service to all facets of the fossil energy business via a high level of innovation. We are focusing our efforts on solving problems in a highly complex integration of processes to achieve the highest level of quality petroleum output. Listening to our customers with their changing demands and applying our skills as chemical formulators enables us to measure our success in this endeavor.

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

▪	Administrative support	$25,000
▪	Warehouse employees
	o Production Manager	$50,000
	o Utility	$40,000
▪	Field Sales Technicians (2)	$80,000
▪	Chief Financial Officer	$100,000
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

Capital Resources and Liquidity

Cash and cash equivalents were $118,291 at March 31, 2008 and current assets totaled $553,791 at March 31, 2008. The Company's total current liabilities were $425,220 at March 31, 2008. Working capital at March 31, 2008 was $128,571. During the quarter ended March 31, 2008, net cash used in operating activities was $86,149.

Net cash used in investing activities totaled $5,430 for the quarter ended March 31, 2008

Net cash used in financing activities totaled $15,333 for the quarter ended March 31, 2008.  The net cash change was a decrease of $106,912 for the quarter ended March 31, 2008.

We will continue to evaluate alternative sources of capital to meet our growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements.  There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.  We currently do not have enough cash to continue operations for the next twelve months.

We have a net loss of $990,129 and a negative cash flow from operations of $86,149. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue operations will likely require additional capital. The condition raises substantial doubt about our operations to continue as a going concern. We expect cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. We also converted $1,150,000 in convertible notes payable into common stock during the quarter. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) und er the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 21, 2008, the Company converted $1,150,000 of convertible notes payable and $69,447 of accured interest into 1,625,942 shares of common stock at a conversion price of $.75 per share.

On March 21, 2008, the Company reclassified $393,363 of deriviative liability to additional paid in capital upon conversion of the convertible notes payable.

On January 2, 2008, the Company entered into a two year consulting agreement with a financial consultant. The Company issued 450,000 shares of common stock with 150,000 shares having piggyback registration rights. In 2007, 150,000 shares of stock were issued, and during the quarter ended March 31, 2008, the remaining 300,000 shares were issued The shares were valued at the fair value on the date of grant of $337,500 and are being amortized over the two year term of the agreement. During the three months ended March 31, 2008, the Company recognized $42,188 in consulting expense.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESP ENTERPRISES, INC.

By:	/s/ David Dugas
David Dugas
President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Dugas	Chief Executive Officer,	June 2, 2008
David Dugas	President and Chairman

/s/ Tony Primeaux	Vice President and Director	June 2, 2008
Tony Primeaux

/s/ Michael Cavaleri	Director	June 2, 2008
Michael Cavaleri