Form 10-Q
period 2008-06-30
ESP ENTERPRISES, INC.
filed 2008-08-20
CIK 1176187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of August 19, 2008:  25,925,942 shares of common stock.

ESP ENTERPRISES, INC.

FORM 10-Q

June 30, 2008

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

ESP ENTERPRISES, INC.
AND SUBSIDIARIES

 CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FOR THE QUARTER ENDED JUNE 30, 2008

ESP ENTERPRISES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets	2
Consolidated Statements of Operations	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5-11

ESP ENTERPRISES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS
	As of	As of
	June 30, 2008	December 31, 2007
	(Unaudited)
Current Assets
Cash	$14,721	$225,203
Accounts Receivable, net	133,286	185,804
Inventories, net	230,764	147,015
Prepaid Expenses and Other Current Assets	41,158	6,673
Due from Officers	20,000	20,000
Total Current Assets	439,929	584,695

Properties and Equipment, net	353,716	301,267

Other Assets
Security Deposit	8,750	3,503
Due from Turf - a related company	42,700	-
Restricted Cash	24,705	17,855
Total Other Assets	76,155	21,358

Total Assets	$869,800	$907,320

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$163,108	$116,615
Factoring Payable	162,620	165,146
Accrued Expenses	73,856	56,571
Due to Shareholder	100	100
Deferred Lease Costs	39,000	-
Derivative Liability	-	393,363
Convertible Notes Payable, net	-	312,669
Current Maturities of Long-Term Debt	59,060	57,728
Current Maturities of Capital Lease Obligation	7,843	-
Total Current Liabilities	505,587	1,102,192

Long-Term Liabilities
Long-Term Debt (Less Current Maturities)	147,472	177,058
Capital Lease Obligation (Less Current Maturities)	31,854	-
Total Long-Term Liabilities	179,326	177,058

Total Liabilities	684,913	1,279,250

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common Stock, $0.0001 par value; 100,000,000 shares authorized,
25,925,942 shares and 24,000,000 respectively, issued and outstanding	2,593	2,400
Additional Paid-In Capital	1,954,203	4,086
Deferred Stock Compensation	(253,124)	-
Subscriptions Receivable	(1,000)	(1,000)
Accumulated Deficit	(1,517,785)	(377,416)
Total Stockholders' Deficit	184,887	(371,930)

Total Liabilities and Stockholders' Deficit	$869,800	$907,320

See accompanying notes to condensed consolidated financial statements

ESP ENTERPRISES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months	For the three months	For the six months	For the six months
	Ended June 30, 2008	Ended June 30, 2007	Ended June 30, 2008	Ended June 30, 2007

SALES, NET	$401,455	$-	$827,821	$-

COST OF GOODS SOLD	256,602	-	571,535	-

GROSS PROFIT	144,853	-	256,286	-

OPERATING EXPENSES
General and Administrative	67,132	3,562	134,077	9,069
Professional Fees	128,094	(3,583)	210,276	8,522
Consulting Fees	41,500	-	73,000
Salaries and Wages	39,212	-	76,825
Total Operating Expenses	275,938	(21)	494,178	17,591

INCOME FROM OPERATIONS	(131,085)	21	(237,892)	(17,591)

OTHER INCOME AND EXPENSES
Interest Expense	(5,150)	-	(873,831)	-
Factoring Fees	(13,947)	-	(27,878)	-
Interest Income	29	-	73	-
Miscellaneous Expense	(87)	-	(841)	-
Total Other Income (Expenses)	(19,155)	-	(902,477)	-

NET INCOME BEFORE PROVISION FOR INCOME TAXES	(150,240)	21	(1,140,369)	(17,591)

PROVISION FOR INCOME TAXES (BENEFIT)	-	-	-	-

NET INCOME	$(150,240)	$21	$(1,140,369)	$(17,591)

Basic and Diluted Income Per Share	(0.00)	0.00	(0.04)	(0.00)

Basic and Diluted Weighted Average Common Shares	25,925,942	13,850,000	25,307,117	13,445,606

See accompanying notes to condensed consolidated financial statements

ESP ENTERPRISES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,140,369)	$(17,591)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	38,614	-
Amortization of Deferred Offering Costs	1,449	-
Amortization of N/P Discount	837,331	-
Stock Compensation	84,376	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	52,518	-
Inventories	(83,749)	-
Prepaid Expense	(35,934)	(17,389)
Deposits	(5,247)	-
Accrued Expenses	85,732	(173)
Accounts Payable	46,493	13,010
Net Cash Used In Operating Activities	(118,786)	(22,143)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted Cash	(6,850)	-
Loan to Related Party	(42,700)	-
Cash received from merger	-	7,924
Purchase of Fixed Assets	(8,226)	-
Net Cash Provided by (Used in) Investing Activities	(57,776)	7,924

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long Term Debt	(30,780)	-
Repayments of Note Payable	-	(67,397)
Repayments of Capital Lease	(3,140)	-
Loan payable- Related Party	-	87,300
Purchase of common stock	-	2,140
Net Cash Provided by (Used in) Financing Activities	(33,920)	22,043

Net Increase (Decrease) in Cash	(210,482)	7,824

Cash at Beginning of Period	225,203	100

Cash at End of Period	$14,721	$7,924

Supplemental disclosure of cash flow information:

Cash paid for interest	$873,831	$4,696
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Conversion of note payable and accrued interest into common stock	$1,612,810	$-
Financing under capital lease	$42,837	$-
Insurance Premiums Financed	$-	$47,998
Purchase of Equipment with debt	$-	$336,653
Purchase of Inventory with debt	$-	$4,425
Leasehold Improvements	$40,000	$-

See accompanying notes to condensed consolidated financial statements

ESP ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

Nature of the Business

On October 31, 2007, ESP Enterprises acquired all of the outstanding shares of ESP Resources in a transaction accounted for as a reverse merger. ESP Enterprises, Inc. (f/k/a DUI, Inc), was incorporated in the State of Colorado on April 9, 1998. ESP Resources, Inc. was incorporated in the State of Delaware in November 2006.

On June 15, 2007, ESP Resources acquired all of the stock of ESP Petrochemicals, Inc., which was incorporated in the State of Louisiana on November 7, 2006.  ESP Petrochemicals, Inc. sells and blends chemicals for use in the oil and gas industry to customers primarily located in the Gulf of Mexico and Gulf States region.

Principles of Consolidation

The consolidated financial statements for ESP Enterprises, Inc. for the period ended June 30, 2008 includes ESP Enterprises, Inc. and its wholly- owned subsidiaries, ESP Resources, Inc. and ESP Petrochemicals, Inc. The financial statements for ESP Enterprises, Inc. for the period ended June 30, 2007 include ESP Resources, Inc. and ESP Petrochemicals from June 15, 2007.  All significant inter-company balances and transactions have been eliminated in the consolidation.

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

ESP ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at June 30, 2008.

Accounts Receivable

The Company generally does not require collateral, and the majority of its trade receivables are unsecured.  The carrying amount for accounts receivable approximates fair value.

On February 2, 2007, the Company entered into a combined account factoring and security agreement with Midsouth Bank, which was renewed on June 20, 2008 and expires June 30, 2009.  Under the terms of the agreement the Company may obtain advances up to 87 percent of eligible accounts receivable, subject to a three percent factoring fee, and ten percent held in a reserve account, which is released to the Company upon payment of the receivable.  The factoring agreement is subject to a revolving line of credit master note, which limits borrowing to $250,000.  The line of credit is payable upon demand, or if no demand is paid, with monthly payments of interest at 15 percent.  All outstanding principle plus accrued unpaid interest is due on June 30, 2009.  The payment terms of the line of credit will not be enforced while the factoring agreement is in effect.  The line of credit is secured by all inventory, accounts, and equipment of the Company and a commercial guarantee of a Company stockholder.  The total borrowings under the factoring agreement at June 30, 2008 were $162,620 with $24,705 held in a restricted cash reserve account.

For the quarter ended June 30, 2008, the Company recorded no provision for doubtful accounts.

Inventory

Inventory represents raw and blended chemicals and other items valued at the lower of cost or market with cost determined using the first-in first-out method, and with market defined as the lower of replacement cost or realizable value.

As of June 30, 2008, inventory consisted of:

Raw Materials	$194,084
Finished Goods	36,680
$230,764

ESP ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

Concentrations

The Company has three major customers that together account for 59% of accounts receivable at June 30, 2008 and two major customers that together account for 67% of the total revenues earned for the year ended June 30, 2008.

Accounts Receivable               Revenue
Customer A                                                                 14%                                       48%
Customer B                                                                  30%                                       19%
Customer C                                                                  15%

                                                                                       59%                                        67%

The Company has two vendors that together accounted for 44% of purchase for the year ended June 30, 2008.

Vendor A                                                                      25%
Vendor B                                                                       20%

ESP ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Derivative Liabilities

Convertible debt is accounted for in accordance with SFAS 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, (“EITF 00-19”).  According to these pronouncements, we recorded the embedded conversion option related to our convertible debt at the fair market value in a prior period.  The convertible stock was 100% converted during a previous quarter.  The conversion of the stock resulted in the reclassification of the derivative liability to additional paid in capital.

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

Loss per Share

Basic and diluted net loss per common share is computed based on the weighted average number of common shares outstanding as defined by Financial Accounts Standards No. 128, “Earnings Per Share”.  As of June 30, 2008 and 2007, there were 1,150,000 and 0 common share equivalents outstanding which are anti-dilutive and not included in the dilutive weighted average calculation.

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
JUNE 30, 2008
(Unaudited)

Recent Accounting Pronouncements - continued

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

(B)        GOING CONCERN

The Company has a net loss of $1,140,369 and a negative cash flow from operations of $118,786.

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

ESP ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

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

The following is a schedule of the future minimum payments required under the lease together with their present value as of June 30, 2008:

Twelve months ending June 30, 2009	$9,831
Twelve months ending June 30, 2010	9,831
Twelve months ending June 30, 2011	9,831
Twelve months ending June 30, 2012	9,831
Twelve months ending June 30, 2013	5,666

Total minimum lease payments	44,990
Less: amount representing interest	(5,293)

Present value of minimum lease payments	$39,697

(D)        STOCKHOLDERS EQUITY

On March 21, 2008, the Company converted $1,150,000 of convertible notes payable and $69,447 of accrued interest into 1,625,942 shares of common stock at a conversion price of $.75 per share.

On March 21, 2008, the Company reclassified $393,363 of derivative liability to additional paid in capital upon conversion of the convertible notes payable.

On January 2, 2008, the Company entered into a two year consulting agreement with a financial consultant.  The Company issued 450,000 shares of common stock with 150,000 shares having piggyback registration rights.  In 2007, 150,000 shares of stock were issued, and during the first quarter of 2008, the remaining 300,000 shares were issued.  The shares were valued at the fair value on the date of grant of $337,500 and are being amortized over the two year term of the agreement.  During the six months ended June 30, 2008, the Company recognized $84,376 in consulting expense.

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

ESP ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

The landlord has agreed to construct a laboratory building on the premises and a tank filling area with a fair value of $40,000 and the Company has agreed to pay the landlord an additional $20,000 at the end of the initial five year lease period if it does not renew the lease for the second five year term.  The Company will amortize the additional costs over the initial period of the lease.

In February 2007, the Company entered into a lease for various chemical tanks with lease terms varying from six months to one year.  Rental fees under this lease are determined on a per day basis in amounts of $1.65 per day or $1.75 per day depending upon the model of tank rented. As of June 30, 2008, the Company leases these tanks on a day to day basis.

On January 2, 2008, the Company entered into a two year consulting agreement with a financial consultant.  The agreement requires monthly payments of $2,500 and 450,000 shares of common stock having piggyback registration rights.  During the quarter ended June 30, 2008, the Company recognized $84,376 in stock compensation and $15,000 of consulting expense.

(F)         RELATED PARTY TRANSACTIONS

At June 30, 2008, the Company had balances due from stockholders in the amount of $20,000.

At June 30, 2008, the Company had a balance due to a stockholder in the amount of $100 which was used to fund the initial operations of the Company.

During June 2008, the Company provided a capital loan of $42,700 to a Company owned by a brother of one of our officers. The loan is unsecured, bears interest 7% per annum, and is due December 31, 2008.

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

Capitalizing on Strategic Acquisition Opportunities - In order to enhance our competitive position, we will continue to selectively explore strategic acquisitions. We believe there are opportunities for strategic acquisitions that will give us a foothold into new geographic markets. We will review potential acquisitions and, if necessary, seek investment partners in order to raise the necessary funds to acquire any operating business. Such partners may include banks, investment funds and broker-dealers, and management intends to utilize its significant contacts among these entities to facilitate such a relationship. We have no potential acquisitions in mind at this time nor have we entered into any discussions with any such potential partners. We do anticipate beginning to identify potential acquisitions in the second half of 2008. However, the specific amount, timing and terms will not be known until an agreement has been executed by us and is reviewed by any potential investment partner.

Completion of the strategic acquisition component of our plan of operation is subject to attaining adequate revenue or financing. We cannot assure investors that adequate revenues will be generated to acquire additional companies. In the absence of our projected revenues or financing, we may be unable to proceed with our plan of strategic acquisitions.

Capital Resources and Liquidity

Cash and cash equivalents were $14,721 at June 30, 2008 and current assets totaled $439,929 at June 30, 2008. Our total current liabilities were $505,587 at June 30, 2008. During the six months ended June 30, 2008, net cash used in operating activities was $118,786. Net cash used in investing activities totaled $57,776 for the six months ended June 30, 2008. Net cash used in financing activities totaled $33,920 for the six months ended June 30, 2008.  The net cash change was a decrease of $210,482 for the six months ended June 30, 2008.

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

We have a net loss of $1,140,369 for the six months ended June 30, 2008 and a negative cash flow from operations of $118,786. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

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

Item 4T.  Controls and Procedures

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

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer carried out this evaluation

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Name	Title	Date

/s/ David Dugas	Chief Executive Officer,	August 19, 2008
David Dugas	President and Chairman

/s/ Tony Primeaux	Vice President and Director	August 19, 2008
Tony Primeaux

/s/ Michael Cavaleri	Director	August 19, 2008
Michael Cavaleri